Form 10-Q
period 1996-03-31
REALTY PARKING PROPERTIES LP
filed 1996-05-13
CIK 841127

FORM 10-Q


                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


        (Mark One)
        { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended      March 31, 1996

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


              For Quarter Ended  March 31, 1996 Commission file number 0-17616

                                          Realty Parking Properties L.P.
                        (Exact Name of Registrant as Specified in its Charter)


                         Delaware                                  52-1591575
                 (State or Other Jurisdiction of               (I.R.S. Employer
                 Incorporation or Organization)           Identification Number)



                225 East Redwood Street, Baltimore, Maryland         21202
                (Address of Principal Executive Offices)           (Zip Code)

           Registrant's Telephone Number, Including Area Code:   (410) 727-4083

                                                        N/A
                         (Former Name, Former Address, and Former Fiscal Year,
                                         if Changed Since Last Report.)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes     X                                    No

                                          REALTY PARKING PROPERTIES L.P.




                                                       INDEX



                                                                     Page No.
Part I.    Financial Information


    Item 1.   Financial Statements

                 Balance Sheets                                          1
                 Statements of Operations                                2
                 Statements of Partners' Capital                         3
                 Statements of Cash Flows                                4
                 Notes to Financial Statements                          5-6


    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     7



Part II.      Other Information

    Item 1. through Item 6.                                              8

     Signatures                                                          9

                REALTY PARKING PROPERTIES L.P.
                        Balance Sheets
                         (Unaudited)

                                                               March 31,    December 31,
                                                                  1996          1995


Assets
  Investment in real estate                                   $33,102,862  $ 33,133,018
  Cash and cash equivalents                                     1,435,169     1,495,960
  Accounts receivable                                             329,400       329,400

                                                              $34,867,431  $ 34,958,378


Liabilities and Partners' Capital
    Accounts payable and accrued expenses                     $    19,838  $     26,802
    Due to affiliates                                              36,388        28,834
    Real estate taxes payable                                     329,400       329,400
                                                                  385,626       385,036


  Partners' Capital
    General Partner                                               (46,544)      (44,713)
    Assignor Limited Partner
      Assignment of limited partnership interests-
        $25 stated value per unit, 1,909,087 units outstanding 34,527,281    34,616,985
      Limited partnership interests-
        $25 stated value per unit, 40 units outstanding               968           970
    Subordinated Limited Partner                                      100           100
                                                               34,481,805    34,573,342

                                                              $34,867,431  $ 34,958,378










        See accompanying notes to financial statements
                              1

   REALTY PARKING PROPERTIES L.P.
      Statements of Operations
            (Unaudited)




                                                         Three Months Ended
                                                         March 31,  March 31,
                                                           1996       1995

Revenues
   Parking lot rental                                   $ 582,234  $ 580,258
   Interest income                                         17,869     22,141
                                                          600,103    602,399

Expenses
   Administrative, including amounts
       to related party                                    28,838     26,860
   Professional fees                                        5,050      6,400
   Management fees to related party                         9,293      9,253
   Depreciation of properties                              30,156     29,260
                                                           73,337     71,773

Net earnings                                            $ 526,766  $ 530,626

Net earnings per unit of assignee
  limited partnership interest                          $    0.27  $    0.27










                 See accompanying notes to financial statements
                                       2

REALTY PARKING PROPERTIES L.P.
Statements of Partners' Capital
For the Three Months Ended March 31, 1996 and 1995
        (Unaudited)




                                 Assignor Limited Partner
                                       Assignee            Assignor  Subordinated
                                       Limited             Limited     Limited      General
                                       Partner             Partner     Partner      Partner      Total



Balance at December 31, 1995                $ 34,616,985  $    970  $        100  $ (44,713) $34,573,342

Net earnings                                     516,220        11           -       10,535      526,766

Distribution to partners                        (605,924)      (13)          -      (12,366)    (618,303)

Balance at March 31, 1996   $                 34,527,281  $    968  $        100  $ (46,544) $34,481,805



Balance at December 31, 1994$                 34,891,301  $    977  $        100  $ (39,114) $34,853,264

Net earnings                                     520,002        11           -       10,613      530,626

Distribution to partners                        (605,924)      (13)          -      (12,366)    (618,303)

Balance at March 31, 1995   $                 34,805,379  $    975  $        100  $ (40,867) $34,765,587



See accompanying notes to financial statements
             3

              REALTY PARKING PROPERTIES L.P.
                 Statements of Cash Flows
                       (Unaudited)


                                                           Three Months Ended
                                                           March 31, 1996  March 31, 1995


Cash flows from operating activities
   Net earnings                                           $      526,766  $      530,626
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation of properties                                 30,156          29,260
       Changes in assets and liabilities
         Decrease in accounts payable and accrued expenses        (6,964)         (2,837)
         Increase in amounts due to affiliates                     7,554           6,482
Net cash provided by operating activities                        557,512         563,531


Cash flows from financing activities -
   distribution to partners                                     (618,303)       (618,303)


Net decrease in cash and cash equivalents                        (60,791)        (54,772)
Cash and cash equivalents
   Beginning of period                                         1,495,960       1,649,792

   End of period                                          $    1,435,169  $    1,595,020




See accompanying notes to financial statements
                            4

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                  March 31, 1996
                                                    (Unaudited)


(1)      The Partnership and Basis of Preparation
         The accompanying financial statements of Realty Parking Properties L.P. (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1995 Annual Report.

(2)      New Accounting Pronouncement

         In March 1995, The Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement 121). Statement 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The Fund adopted Statement 121 during the first quarter of 1996 and the adoption did not have any impact on its consolidated financial statements.

(3)      Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at March 31, 1996 and December 31, 1995.

(4)      Investment in Real Estate

         Investment in real estate is stated at the lower of net realizable value or cost, net of accumulated depreciation, and includes the purchase price and all costs of acquisition of parking sites acquired, and is summarized as follows:

                                                                  March 31, 1996         December 31, 1995

         Land                                                       $30,207,717               $30,207,717
         Buildings                                                    3,284,966                 3,284,966
         Land Improvements                                              190,804                   190,804
                                                                     33,683,487                33,683,487
         Less:  accumulated depreciation                               (580,625)                 (550,469)
                                 Total                              $33,102,862               $33,133,018

         Depreciation of the garage buildings and land improvements is computed using the straight-line method over 31.5 and 15 years, respectively.


(5)      Related Party Transactions

         The Partnership's general partner earned a property management fee of $9,293 and $9,253 (1% of gross revenues of the properties and other sources of income) during the three months ended March 31, 1996 and 1995, respectively. The general partner is reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $27,095 and $24,550 for the three months ended March 31, 1996 and 1995, respectively.

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                  March 31, 1996
                                                    (Unaudited)

(6)      Net Earnings Per Unit of Assigned Limited Partnership Interest

         Net earnings per unit of assigned limited partnership interest is disclosed on the Statements of Operations and is based upon 1,909,087 units outstanding.

(7)      Subsequent Event

         On May 13, 1996, the Partnership will make a cash distribution totaling $618,303 of which 98% is allocated to Unitholders. This distribution is derived from funds provided by operations during the quarter ended March 31, 1996 of $556,922, and a return of capital of $61,381. Holders of Units will receive a cash distribution of $.317 per $25 unit.

                                          REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Liquidity and Capital Resources

         In connection with its initial public offering, the Partnership allocated approximately $2,386,000 (5% of gross offering proceeds) as working capital reserves and has released approximately $2,246,131 of these reserves as part of its quarterly cash distributions from inception through March, 1996. It is anticipated that remaining reserves will be sufficient to satisfy the Partnership's liquidity requirements. At March 31, 1996, the Partnership had cash and cash equivalents of $1,435,169 available for improvements, distributions and working capital reserves. The Partnership invests these funds in money market instruments.

         At present, the Partnership is completing the conversion of certain first-floor retail space in its Birmingham garage to additional parking. This project, which is expected to be completed during May, 1996, will result in the addition of 42 parking spaces to the Birmingham facility at a budgeted cost of $125,000. Other than the Birmingham project, the Partnership has no plans to use any working capital to perform major repairs or improvements to any of its properties. No acquisitions of additional properties are anticipated in the foreseeable future.

         The Partnership will make a cash distribution of $618,303 to partners on May 13,1996. This distribution comprised $556,922 of funds from operations during the quarter ended March 31, 1996, and a return of capital of $61,381 deemed available for distribution by the General Partner.


Results of Operations

         Total parking lot rents of $582,234 (97% of total revenues) were earned in the first quarter of 1996, virtually unchanged from the $580,258 of parking lot rents recorded for the first quarter of 1995. All parking lot rents earned in the first quarter of 1995 represented minimum rents under the applicable lease agreements. All of the properties in the Partnership's portfolio have leases that have been in effect for at least three years. Accordingly, the minimum rent expected in 1995, measured as a percentage of the Partnership's basis in each lease, is 7%.

         Interest earnings decreased by $4,272 in the first quarter, 1996, compared to first quarter, 1995. The decrease was substantially the result of lower average cash balances in 1996.

         Expenses in the first quarter, 1996, net of amortization and depreciation, increased by 1.6% when compared to the same period in 1995. The increase results from somewhat higher administration costs, filing fees and management fees which equal 1% of the gross revenues of th parking facilities. In general, it is expected that 1996 expenses should remain near 1995 levels.

                                          REALTY PARKING PROPERTIES L.P.



PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

                  Inapplicable

Item 2.     Changes in Securities

                  Inapplicable

Item 3.     Defaults upon Senior Securities

                  Inapplicable

Item 4.     Submission of Matters to a Vote of Security Holders

                  Inapplicable

Item 5.     Other Information

                  Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

                  a)  Exhibits:   None

                  b)  Reports on Form 8-K:   None

                                          REALTY PARKING PROPERTIES L.P.




                                                    SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  REALTY PARKING PROPERTIES L.P.




DATE:  5/9/96                                     By:   /s/  John M. Prugh
                                                  John M. Prugh
                                                  President and Director
                                                  Realty Parking Company, Inc.
                                                  General Partner



DATE:  5/9/96                                     By:  /s/ Timothy M. Gisriel
                                                  Timothy M. Gisriel
                                                  Treasurer
                                                  Realty Parking Company, Inc.
                                                  General Partner