Form 10-Q
period 1996-06-30
REALTY PARKING PROPERTIES LP
filed 1996-08-09
CIK 841127

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

                            For the quarterly period ended     June 30, 1996

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


              For Quarter Ended  June 30, 1996 Commission file number 0-17616

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

                REALTY PARKING PROPERTIES L.P.
                        Balance Sheets
                         (Unaudited)


                                                                June 30,    December 31,
                                                                  1996          1995


Assets
  Investment in real estate                                   $33,182,706  $ 33,133,018
  Cash and cash equivalents                                     1,369,662     1,495,960
  Accounts receivable                                             359,400       329,400

                                                              $34,911,768  $ 34,958,378


Liabilities and Partners' Capital
    Accounts payable and accrued expenses                     $    20,056  $     26,802
    Due to affiliates                                             138,688        28,834
    Real estate taxes payable                                     329,400       329,400
                                                                  488,144       385,036


  Partners' Capital
    General Partner                                               (47,707)      (44,713)
    Assignor Limited Partner
      Assignment of limited partnership interests-
        $25 stated value per unit, 1,909,087 units outstanding 34,470,265    34,616,985
      Limited partnership interests-
        $25 stated value per unit, 40 units outstanding               966           970
    Subordinated Limited Partner                                      100           100
                                                               34,423,624    34,573,342

                                                              $34,911,768  $ 34,958,378




        See accompanying notes to financial statements
                              1

   REALTY PARKING PROPERTIES L.P.
      Statements of Operations
            (Unaudited)




                                     Three Months Ended   Six Months Ended
                                     June 30,  June 30,    June 30,    June 30,
                                       1996      1995        1996        1995

Revenues
   Parking lot rental               $612,234  $613,937   $1,194,468  $1,194,195
   Interest income                    16,943    22,727       34,812      44,867
                                     629,177   636,664    1,229,280   1,239,062

Expenses
   Administrative, including amounts
       to related party               24,693    27,104       53,530      53,964
   Professional fees                   4,750     4,600        9,800      11,000
   Management fees to related party    9,456     8,641       18,750      17,894
   Depreciation of properties         30,156    29,260       60,312      58,520
                                      69,055    69,605      142,392     141,378

Net earnings                        $560,122  $567,059   $1,086,888  $1,097,684

Net earnings per unit of assignee
  limited partnership interest      $   0.29  $   0.29   $     0.56  $     0.56







See accompanying notes to financial statements
2

REALTY PARKING PROPERTIES L.P.
Statements of Partners' Capital
For the Six Months Ended June 30, 1996 and 1995
        (Unaudited)



                                 Assignor Limited Partner
                                       Assignee            Assignor  Subordinated
                                       Limited             Limited     Limited      General
                                       Partner             Partner     Partner      Partner      Total



Balance at December 31, 1995$                 34,616,985  $    970  $        100  $ (44,713) $ 34,573,342

Net earnings                                   1,065,128        22           -       21,738     1,086,888

Distribution to partners                      (1,211,848)      (26)          -      (24,732)   (1,236,606)

Balance at June 30, 1996    $                 34,470,265  $    966  $        100  $ (47,707) $ 34,423,624



Balance at December 31, 1994$                 34,891,301  $    977  $        100  $ (39,114) $ 34,853,264

Net earnings                                   1,075,708        22           -       21,954     1,097,684

Distribution to partners                      (1,211,848)      (26)          -      (24,732)   (1,236,606)

Balance at June 30, 1995    $                 34,755,161  $    973  $        100  $ (41,892) $ 34,714,342





See accompanying notes to financial statements
             3

                   REALTY PARKING PROPERTIES L.P.
                      Statements of Cash Flows
                             (Unaudited)


                                                                      Six Months Ended
                                                                      June 30, 1996  June 30, 1995


Cash flows from operating activities
   Net earnings                                                      $   1,086,888  $   1,097,684
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation of properties                                           60,312         58,520
       Changes in assets and liabilities
         Increase in accounts receivable                                   (30,000)           -
         Increase (decrease) in accounts payable and accrued expenses       (6,746)           216
         Increase (decrease) in amounts due to affiliates                     (146)        10,154
Net cash provided by operating activities                                1,110,308      1,166,574


Cash flows from financing activities -
   distributions to partners                                            (1,236,606)    (1,236,606)


Net decrease in cash and cash equivalents                                 (126,298)       (70,032)
Cash and cash equivalents
   Beginning of period                                                   1,495,960      1,649,792

   End of period                                                     $   1,369,662  $   1,579,760




See accompanying notes to financial statements

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                   June 30, 1996
                                                    (Unaudited)


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


(2)      Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at June 30, 1996 and December 31, 1995.

(3)      Investment in Real Estate

         Investment in real estate is stated at the lower of net realizable value or cost, net of accumulated depreciation, and includes the purchase price and all costs of acquisition of parking sites acquired, and is summarized as follows:

                                                                   June 30, 1996         December 31, 1995

         Land                                                       $30,207,717               $30,207,717
         Buildings                                                    3,394,966                 3,284,966
         Land Improvements                                              190,804                   190,804
                                                                     33,793,487                33,683,487
         Less:  accumulated depreciation                               (610,781)                 (550,469)
                                 Total                              $33,182,706               $33,133,018

         Depreciation of the garage buildings and land improvements is computed using the straight-line method over 31.5 and 15 years, respectively.


(4)      Related Party Transactions

         The Partnership's general partner earned a property management fee of $9,456 and $18,750 (1% of gross revenues of the properties and other sources of income) during the three and six months ended June 30, 1996, respectively, and $8,641 and $17,894 during the three and six months ended June 30, 1995, respectively. The general partner is reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $19,232 and $46,327 for the three and six months ended June 30, 1996, respectively, and $27,530 and $52,080 for the three and six months ended June 30, 1995, respectively.


(5)      Net Earnings Per Unit of Assigned Limited Partnership Interest

         Net earnings per unit of assigned limited partnership interest is disclosed on the Statements of Operations and is based upon 1,909,087 units outstanding.

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                   June 30, 1996
                                                    (Unaudited)

(6)      Subsequent Event
         On August 13, 1996, the Partnership will make a cash distribution totaling $618,303 of which 98% is allocated to Unitholders. This distribution is derived from funds provided by operations during the quarter ended June 30, 1996 of $590,278, and a return of capital of $28,025. Holders of Units will receive a cash distribution of $.317 per $25 unit.

                                          REALTY PARKING PROPERTIES L.P.

                              Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations



Liquidity and Capital Resources

         In connection with its initial public offering, the Partnership allocated approximately $2,386,000 (5% of gross offering proceeds) as working capital reserves and has released $2,307,512 of these reserves as part of its quarterly cash distributions from inception through June, 1996. It is anticipated that remaining reserves will be sufficient to satisfy the Partnership's liquidity requirements. At June 30, 1996, the Partnership had cash and cash equivalents of $1,369,662 available for improvements, distributions and working capital reserves. The Partnership invests these funds in money market instruments.

         At present, the Partnership is completing the conversion of certain first-floor retail space in its Birmingham garage to additional parking. This project, which is 95% complete, will result in the addition of 42 parking spaces. It is projected that the initial budget of $125,000 will increase to $157,000, due to changes required by the City of Birmingham. With the exception of the Birmingham project, the Partnership has no plans to use any working capital to perform major repairs or improvements to any of its properties. No acquisitions of additional properties are anticipated in the foreseeable future.

         The Partnership will make a cash distribution of $618,303 to partners on August 13, 1996. This distribution comprised $590,278 of funds from operations during the quarter ended June 30, 1996, and a return of capital of $28,025 deemed available for distribution by the General Partner.


Results of Operations

         Total parking lot rents of $612,234 (97% of total revenues) were earned in the second quarter of 1996, a slight decrease over the period in 1995. For the first six months of 1996, parking lot rents were $1,194,468, consistent with the same period in 1995. With the exception of Birmingham, which earned approximately $30,000 in percentage rents during both 1996 and 1995, all other parking lot rents earned in the second quarter of 1996 represented minimum rents under the applicable lease agreements. All of the properties in the Partnership's portfolio have leases that have been in effect for at least three years. Accordingly, the minimum rent expected in 1996, measured as a percentage of the Partnership's basis in each lease, is 7%.

         Interest earnings decreased by $5,784 in the first quarter, 1996, compared to first quarter in 1995. For the first six months in 1996, interest income totaled $34,812, this is a $10,055 decrease over the same period in 1995. These decreases were primarily the result of lower average cash balances in 1996.

         Expenses in the first quarter, 1996, net of amortization and depreciation, decreased by 3.6% when compared to the same period in 1995. The decrease was largely due to lower administrative costs. In the first six months in 1996, expenses net of amortization and depreciation, totaled $82,080, a slight decrease over the same period of 1995. It is expected that 1996 expenses should remain near 1995 levels.

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



                                                  REALTY PARKING PROPERTIES L.P.




DATE:  8/6/96                                     By:   /s/  John M. Prugh
                                                  John M. Prugh
                             President and Director
                          Realty Parking Company, Inc.
                                                  General Partner



DATE:  8/6/96                                     By:  /s/ Timothy M. Gisriel
                               Timothy M. Gisriel
                                                  Treasurer
                          Realty Parking Company, Inc.
                                                  General Partner