Form 10-Q
period 1996-09-30
REALTY PARKING PROPERTIES LP
filed 1996-11-12
CIK 841127

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

                     For the quarterly period ended September 30, 1996

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


           For Quarter Ended September 30, 1996 Commission file number 0-17616

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

                REALTY PARKING PROPERTIES L.P.
                        Balance Sheets
                         (Unaudited)

                                                               September 30,   December 31,
                                                                    1996           1995


Assets
  Investment in real estate                                   $   33,203,360  $ 33,133,018
  Cash and cash equivalents                                        1,189,152     1,495,960
  Accounts receivable                                                363,400       329,400

                                                              $   34,755,912  $ 34,958,378


Liabilities and Partners' Capital
    Accounts payable and accrued expenses                     $       29,011  $     26,802
    Due to affiliates                                                 26,298        28,834
    Real estate taxes payable                                        329,400       329,400
                                                                     384,709       385,036


  Partners' Capital
    General Partner                                                  (48,756)      (44,713)
    Assignor Limited Partner
      Assignment of limited partnership interests-
        $25 stated value per unit, 1,909,087 units outstanding    34,418,894    34,616,985
      Limited partnership interests-
        $25 stated value per unit, 40 units outstanding                  965           970
    Subordinated Limited Partner                                         100           100
                                                                  34,371,203    34,573,342

                                                              $   34,755,912  $ 34,958,378


        See accompanying notes to financial statements
                              1

   REALTY PARKING PROPERTIES L.P.
      Statements of Operations
            (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                     Sept. 30,  Sept. 30,   Sept. 30,   Sept. 30,
                                       1996       1995         1996        1995

Revenues
   Parking lot rental               $ 617,968  $ 582,234   $1,812,436  $1,776,428
   Interest income                     16,304     21,062       51,116      65,929
                                      634,272    603,296    1,863,552   1,842,357

Expenses
   Administrative, including amounts
       to related party                24,382     23,843       77,913      77,807
   Professional fees                    4,750      4,600       14,550      15,600
   Management fees to related party     9,102      7,737       27,851      25,631
   Depreciation of properties          30,156     29,260       90,468      87,780
                                       68,390     65,440      210,782     206,818

Net earnings                        $ 565,882  $ 537,856   $1,652,770  $1,635,539

Net earnings per unit of assignee
  limited partnership interest      $    0.29  $    0.28   $     0.85  $     0.84



See accompanying notes to financial statements

REALTY PARKING PROPERTIES L.P.
Statements of Partners' Capital
For the Nine Months Ended September 30, 1996 and 1995
         (Unaudited)

                                  Assignor Limited Partner
                                        Assignee            Assignor  Subordinated
                                        Limited             Limited     Limited      General
                                        Partner             Partner     Partner      Partner      Total



Balance at December 31, 1995 $                 34,616,985  $    970  $        100  $ (44,713) $ 34,573,342

Net earnings                                    1,619,681        34           -       33,055     1,652,770

Distributions to partners                      (1,817,772)      (39)          -      (37,098)   (1,854,909)

Balance at September 30, 1996$                 34,418,894  $    965  $        100  $ (48,756) $ 34,371,203



Balance at December 31, 1994 $                 34,891,301  $    977  $        100  $ (39,114) $ 34,853,264

Net earnings                                    1,602,795        34           -       32,710     1,635,539

Distributions to partners                      (1,817,772)      (39)          -      (37,098)   (1,854,909)

Balance at September 30, 1995$                 34,676,324  $    972  $        100  $ (43,502) $ 34,633,894



See accompanying notes to financial statements
              3

              REALTY PARKING PROPERTIES L.P.
                 Statements of Cash Flows
                       (Unaudited)

                                                           Nine Months Ended
                                                           Sept. 30, 1996  Sept. 30, 1995


Cash flows from operating activities
   Net earnings                                           $    1,652,770  $    1,635,539
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation of properties                                 90,468          87,780
       Changes in assets and liabilities
         Increase in accounts receivable                         (34,000)            -
         Increase in accounts payable and accrued expenses         2,209          10,935
         Decrease in amounts due to affiliates                    (2,536)         (4,221)
Net cash provided by operating activities                      1,708,911       1,730,033

Cash flows from investing activities -
   additions to investment in real estate                       (160,810)            -

Cash flows from financing activities -
   distributions to partners                                  (1,854,909)     (1,854,909)


Net decrease in cash and cash equivalents                       (306,808)       (124,876)
Cash and cash equivalents
   Beginning of period                                         1,495,960       1,649,792

   End of period                                          $    1,189,152  $    1,524,916




See accompanying notes to financial statements
                            4

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                September 30, 1996
                                                    (Unaudited)


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


(2)      Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at September 30, 1996 and December 31, 1995.

(3)      Investment in Real Estate

         Investment in real estate is stated at the lower of net realizable value or cost, net of accumulated depreciation, and includes the purchase price and all costs of acquisition of parking sites acquired, and is summarized as follows:

                                                              September 30, 1996         December 31, 1995

         Land                                                       $30,207,717               $30,207,717
         Buildings                                                    3,445,776                 3,284,966
         Land Improvements                                              190,804                   190,804
                                                                     33,844,297                33,683,487
         Less:  accumulated depreciation                               (640,937)                 (550,469)
                                 Total                              $33,203,360               $33,133,018

         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

(4)      Related Party Transactions

         The Partnership's general partner earned a property management fee of $9,102 and $27,851 (1% of gross revenues of the properties and other sources of income) during the three and nine months ended September 30, 1996, respectively, and $7,737 and $25,631 during the three and nine months ended September 30, 1995, respectively. The general partner is reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $17,196 and $63,523 for the three and nine months ended September 30, 1996, respectively, and $27,531 and $79,611 for the three and nine months ended September 30, 1995, respectively.


(5)      Net Earnings Per Unit of Assigned Limited Partnership Interest

         Net earnings per unit of assignee limited partnership interest is disclosed on the Statements of Operations and is based upon 1,909,087 units outstanding.

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                September 30, 1996
                                                    (Unaudited)

(6)      Subsequent Event

         On November 12, 1996, the Partnership will make a cash distribution totaling $618,303 of which 98% is allocated to Unitholders. This distribution is derived from funds provided by operations during the quarter ended September 30, 1996 of $596,038, and a return of capital of $22,265. Holders of Units will receive a cash distribution of $.317 per $25 unit.

                                          REALTY PARKING PROPERTIES L.P.

                              Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations

Liquidity and Capital Resources

         At September 30, 1996, the Partnership had a working capital position that includes cash and cash equivalents of $1,189,152 and accounts payable of $29,011. Cash and cash equivalents decreased $180,510 during the third quarter of 1996. This decrease represents the net effect of $598,603 in cash provided by operating activities, capital expenditures of $160,810 and distributions to investors of $618,303.

         In connection with its initial public offering, the Partnership allocated approximately $2,386,000 (5% of gross offering proceeds) as working capital reserves and has released $2,335,537 of these reserves as part of its quarterly cash distributions from inception through September, 1996. It is anticipated that remaining reserves will be sufficient to satisfy the Partnership's liquidity requirements.

         On November 12, 1996, the Partnership will make a distribution to investors of $618,303. This distribution is comprised $596,038 of funds provided by operations during the quarter ended September 30, 1996, and a return of capital of $22,265 deemed available for distribution by the General Partner.

         In August, the Partnership completed the conversion of certain first-floor retail space in its Birmingham garage to additional parking. This conversion resulted in the addition of 42 parking spaces. The total cost for this work was $160,810, slightly greater than the originally estimated amount. The additional costs were attributed to certain additional work that was required by the City of Birmingham. The Partnership currently has no additional plans to use any working capital to perform major repairs or improvements to any of its properties. No acquisitions of additional properties are anticipated in the foreseeable future.

Results of Operations

         The Partnership leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, lessees are typically obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

         Total parking lot rents of $617,968 (97% of total revenues) were earned in the third quarter of 1996, a 6% increase over the same period in 1995. For the first nine months of 1996, parking lot rents were $1,812,436, up slightly over the same period in 1995. During the first nine months of 1996, the Partnership earned the following percentage rents: Little Rock $417, Birmingham $30,360 and Milwaukee $34,000. In comparison, the Partnership earned the following percentage rents during the same period in 1995: Birmingham $29,727 and Milwaukee $17,775. With the exception of Little Rock, Birmingham and Milwaukee, all of the Partnership's other parking lot rents earned, during the first nine months of 1996, represented minimum rents under the applicable lease agreements. All of the properties in the Partnership's portfolio have leases that have been in effect for at least three years. Accordingly, the minimum rent expected in 1996, measured as a percentage of the Partnership's basis in each lease, is 7%.

         Interest earnings decreased by $4,758 in the third quarter of 1996, compared to the same period in 1995. For the first nine months of 1996, interest income totaled $51,116, a $14,813 decrease over the same period in 1995. These decreases were primarily the result of lower average cash balances in 1996.

         Expenses in the third quarter of 1996, net of depreciation, increased by 5.6% when compared to the same period in 1995. The increase was largely due to higher administrative costs. In the first nine months of 1996 expenses, net of amortization and depreciation, totaled $120,314, a slight increase over the same period in 1995. It is expected that 1996 expenses should remain near 1995 levels.

         The Partnership, in accordance with its original investment strategy, continues to examine opportunities for disposition of its facilities. It is anticipated that the highest level returns will be obtained from property sales to buyers who desire the site for a near term development project.

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