Form 10-K
period 1996-12-31
REALTY PARKING PROPERTIES LP
filed 1997-03-21
CIK 841127

UNITED STATES
                                             SECURITIES AND EXCHANGE COMMISSION

                                                   Washington, D.C.  20549

                                                          FORM 10-K

                  (Mark One)
                { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                   For the fiscal year ended December 31, 1996

                                                             OR

                {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                                             For the transition period from to

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

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                Name of each exchange on which registered

                                  None

Securities registered pursuant to section 12(g) of the Act:

                 Assignee Units of Limited Partnership Interests
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X                                   No

  As of December 31, 1996, there were 1,909,127 Units of Assignee and Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.


                                             Documents Incorporated by Reference

The Annual Report for 1996 is incorporated by reference.

                                          REALTY PARKING PROPERTIES L.P.


                                                            INDEX

Part I                                                                                                  Page(s)
           Item 1.     Business                                                                               3
           Item 2.     Properties                                                                           4-5
           Item 3.     Legal Proceedings                                                                      5
           Item 4.     Submission of Matters to a Vote of Security Holders                                    5


Part II.


           Item 5.     Market for Registrant's Common Equity
                                and Related Stockholder Matters                                             5-6
           Item 6.     Selected Financial Data                                                                6
           Item 7.     Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                         7-8
           Item 8.     Financial Statements and Supplementary Data                                            8
           Item 9.     Changes in and Disagreements with Accountants on
                                Accounting and Financial Disclosure                                           8

Part III.

           Item 10.    Directors and Executive Officers of the Registrant                                   8-9
           Item 11.    Executive Compensation                                                                 9
           Item 12.    Security Ownership of Certain Beneficial Owners
                                and Management                                                             9-10
           Item 13.    Certain Relationships and Related Transactions                                        10


Part IV.


           Item 14.    Exhibits, Financial Statement Schedules and
                                Reports on Form 8-K                                                       10-13

           Signatures                                                                                        14


                                          REALTY PARKING PROPERTIES L.P.


                                                      PART I



Item 1.  Business

           Realty Parking Properties L. P. (the "Partnership") is a Delaware limited partnership formed on October 4, 1988. The Partnership's intent was to acquire surface lots and parking garage buildings (the "Properties") to be held for appreciation and used for parking operations to produce current income. The Properties were acquired with an emphasis on surface commercial parking lots believed to have significant future potential for eventual sale as development sites. The Partnership acquired the Properties on an all-cash basis without debt financing. The acquisition program is complete and only minor rehabilitation expenditures and repairs to existing Properties are expected in the future.

           The General Partner of the Partnership is Realty Parking Company, Inc., a Maryland corporation.

           A minimum of 80,000 units of assignee limited partnership interests (the "Units") and an increased maximum of 2,400,000 Units were registered under the Securities and Exchange Act of 1933, as amended. Throughout 1988 and 1989, investors holding 1,909,087 Units, or $47,727,175 of gross offering proceeds, were recognized on the books of the Partnership and the selling effort was completed in November, 1989. The offering proceeds, net of issuance related fees, were used to acquire the Properties and make necessary improvements on an all-cash basis.

           The Partnership has entered into an Investment Advisory Agreement with Allright Corporation (the "Advisor"), one of the nation's largest parking operators. The Advisor identified properties for purchase by the Partnership and leased such properties from the Partnership following acquisition. The Properties are leased to the Advisor for a 10 year period (expiring between April 1999 and November 2000) with the Advisor obligated to pay the Partnership the greater of the minimum rent plus property taxes or 60% of the gross parking revenues ("percentage rent"). The minimum rents are currently equal to 7% of certain property acquisition costs. Under the terms of the leases, the parking lot operator is responsible for all operating costs, including ad valorem real estate taxes and general and garage liability insurance coverage. Each lease is cancelable by the Partnership upon the sale of a Property and payment to the Advisor of a "termination fee". The termination fee generally equals 15% of the amount, if any, by which the Property's sales proceeds exceed the original acquisition cost of the property plus a 12% compounded annual return on the original acquisition cost minus all rental income received by the Partnership from the Property.

           The Partnership acquired fifteen Properties during 1989 and 1990 and sold one Property and a small portion of another Property in 1993. The Partnership's total investment in the Properties before depreciation charges, including acquisition related costs and improvements, is $33,844,298 and $33,683,487 at December 31, 1996 and 1995, respectively (see Item 2. Properties).

           The success of the Partnership will, to a large extent, depend on the quality of management of the Partnership, its property acquisitions and the timing, terms and conditions of any sale or financing. Future development may be delayed or rendered legally or economically unfeasible as a result, for example, of future building moratoriums, zoning changes, and changes in growth and development patterns.

           The interim use of the Properties for parking operations to produce current income is dependent on the Advisor's ability to pay rents under the terms of the lease agreements. Rents may vary due to percentage rental payments (discussed above) which are influenced by a variety of factors, including competition, traffic levels, parking demand and the location, design and condition of the parking lot (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

                                          REALTY PARKING PROPERTIES L.P.

Item 2.  Properties

           The Partnership owns fourteen properties in total, twelve of which are wholly owned by the Partnership. The undivided tenants-in-common ownership of two of the properties is noted below. The properties were acquired on an all-cash basis and, therefore, are not subject to a mortgage or other lien or encumbrance. As of December 31, 1996 the Partnership owns the following properties:

                                 Approximate                           Gross            1996
      Location                   Size (Sq. Ft.)    Type           Investment Cost     Rental Income   Lease Date

Birmingham, Alabama                 28,000      276-car garage      $  1,189,603     $   105,946      5/90-    4/00
  Corner of Fourth Ave.
  North and 19th St.

Little Rock, Arkansas               35,000      surface lot            1,002,360          69,518      5/89-    4/99
   East side of Broadway
   between Third and
   Fourth Streets

Los Angeles, California             41,800      surface lot            7,939,864         553,432      6/90-    5/00
   800 Block of S. Main St.

Denver, Colorado                   100,600      surface lots and       6,151,323         419,015     10/89-    9/99
   Fronting on Fourteenth St.                   413-car garage
   between Champa and
   California Streets (1)

Miami, Florida                      90,000      surface lot            4,900,458         340,627      8/89-    7/99
   Block bounded by S. Miami
   Ave., S.E. 2nd St.,
   N.E. 1st Ave. (1)

St. Paul, Minnesota #1              55,880      surface lot            1,463,174         101,716     11/90-   10/00
   Bordered by 7th and 8th
   Streets and N. Jackson
   and Sibley Streets

St. Paul, Minnesota #2              32,930      surface lot              373,748          25,824     11/90-   10/00
   Located on the I94 frontage
   road, north of the Science
   Museum of Minnesota

Kansas City, Missouri               35,650      400-car garage         2,085,380         145,339     10/90-    9/00
   Fronting on Grand Ave.,
   8th St. and Walnut St.

Reno, Nevada                        30,670      surface lot            1,047,190          72,661     12/90-   11/00
   Triangle bordered by E.
   First St., Lake St., and
   Second St.

   (1)The  Partnership   owns   three-quarter   undivided   interests  in  these
      properties with the remaining 25% owned by the Advisor.

                                                      -4-

                                          REALTY PARKING PROPERTIES L.P.

                                   Approximate                          Gross              1996
      Location                   Size (Sq. Ft.)    Type            Investment Cost    Rental Income   Lease Date

Rochester, New York                  48,970      surface lot           1,134,175          79,025      5/90-   4/00
   Pleasant St. at Andrews
   and N. Clinton Streets

Dayton, Ohio                         40,000      surface lot           1,188,416          82,056     12/89-  11/99
   Corner of Monument Ave.
   and Ludlow St.

Nashville, Tennessee                 33,360      surface lot           1,558,046         103,945     10/90-   9/00
   Commerce St. and
   Seventh Ave.

Houston, Texas                       81,000      surface lot           1,407,423          97,867      8/90-   7/00
   Commerce St. at its
   intersection with Austin St.

Milwaukee, Wisconsin                 36,350      451-car garage        2,403,138         202,839     10/90-   9/00
   East side of N. 7th St.
   and N. 6th St. at West
   Wells St.                                                     ---------------  --------------
                                                                     $33,844,298     $ 2,399,810
                                                                       =========        ========

Item 3.  Legal Proceedings

      The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to the security holders for a vote during the last quarter of the fiscal year covered by this report.




                                                      PART II



Item 5.  Market for Registrant's Common Equity and
             Related Stockholder Matters

      An established public trading market for the Units does not exist and the Partnership does not anticipate that a public market will develop. Transfer of Units by an investor and purchase of Units by the Partnership may be accommodated under certain terms and conditions.

                                          REALTY PARKING PROPERTIES L.P.


Item 5.  Market for Registrant's Common Equity and
             Related Stockholder Matters (continued)

      The Partnership Agreement imposes certain limitations on the transfer of Units and may restrict, delay or prohibit a transfer primarily if:

      o the transfer of Units would cause a technical termination of the Partnership within meaning of Section 708(b)(1)(A) of the Internal Revenue Code;

      o such a transfer would be a violation of any federal or state securities laws that may cause the Partnership to be classified other than as a partnership for federal income tax purposes and;

      o such transfers would cause the Partnership to be treated as a "publicly traded partnership" under Sections 7704 and 469(k) of the Internal Revenue Code.

      As of December 31, 1996, there were 3,182 holders of assignee and limited partnership interests of the registrant, owning an aggregate of 1,909,127 units.

      The Partnership made four quarterly cash distributions in 1996 and 1995 totaling $2,473,212 each year, and four quarterly cash distributions in 1994 totaling $2,583,828. These distributions were derived from funds provided by operations and a return of capital of $142,963, $181,697 and $247,647 in 1996, 1995 and 1994, respectively.


Item 6.  Selected Financial Data

      Revenues and net earnings information furnished below is for the years ended December 31:

                                         1996              1995             1994             1993            1992
Revenues
Gain from sale of properties     $     -           $     -          $      -           $ 5,905,030  $        -
Rental income                       2,399,810         2,376,440        2,362,440        2,634,582         2,660,018
Interest income                        66,240            86,000           68,982           88,127           115,962
Net earnings                        2,169,490         2,193,290        2,174,334        8,317,900         2,489,992
Net earnings per Unit                    1.11              1.13             1.12             4.33              1.28

Total assets                       34,658,079        34,958,378       35,247,450       35,742,357        41,094,960

Partners' capital                  34,269,620        34,573,342       34,853,264       35,262,758        40,550,009

Cash distributions
    paid per Unit:
      operations                         1.20              1.18             1.20             1.32              1.34
      return of capital                   .07               .09              .13              .30               .28
      sales proceeds                     -                 -                -                5.47               -


      The above selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.

                                          REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership was fully invested in parking properties as it entered 1996. No further acquisitions are contemplated. The Partnership sold no properties in 1996.

      In 1996, the Partnership converted certain first-floor space in its Birmingham garage from retail space into additional parking spaces. The project generated an additional 42 parking spaces at a cost of $160,811. The Partnership financed this project from offering proceeds still available for investment. No other plans for expansion or major improvements are contemplated at this time.

      The Partnership allocated approximately $2,386,000 (5% of the gross proceeds of its public offering of interests) as initial working capital reserves. Through December 31, 1996, $2,357,802 of these reserves have been released as part of quarterly cash distributions to partners. At December 31, 1996, the Partnership had $1,134,392 of cash and cash equivalents, primarily invested in money market instruments. These resources are deemed sufficient to satisfy the Partnership's liquidity requirements.

      The Partnership made quarterly cash distributions totaling $2,473,212 in each of 1996 and 1995, and $2,583,828 in 1994. These distributions were derived from funds provided by operations, and a return of capital of $142,963 in 1996, $181,697 in 1995 and $247,647 in 1994.

      On February 12, 1997, the Partnership made a cash distribution of $618,303 to partners. This distribution comprised $548,252 in funds from operations for the quarter ended December 31, 1996 and a return of capital of $70,051 deemed available for distribution by the General Partner.


Results of Operations

      Parking lot rental income includes base rents and percentage rents earned pursuant to the lease agreements in effect during each period.

      Rental income for 1996, 1995 and 1994 totaled  $2,399,810,  $2,376,440 and
$2,362,440, respectively. The increases are attributable to scheduled increases in minimum rents due to property improvements and increases in percentage rental payments received under the terms of the leases. During 1996, 1995 and 1994, minimum rents under the leases for each of the Partnership's properties were calculated at 7% of the Partnership's basis in the respective sites. Each lease also provides for percentage rental payments under certain circumstances. During 1996, the Partnership earned percentage rent payments with respect to three of its properties: Birmingham, Milwaukee and Little Rock. The Birmingham garage generated percentage rents of $30,360 in 1996, $29,727 in 1995 and $37,064 in 1994. The Milwaukee garage generated percentage rents of $36,269 in 1996, $17,776 in 1995 and $4,794 in 1994. In 1996, the Little Rock property generated $418 in percentage rents. Percentage rental payments have increased in 1996 and 1995 by 41% and 14%, respectively.

      Interest earnings declined in 1996 from their 1995 levels due to the Partnership's lower average working capital reserve balances. Interest rates were fairly steady throughout 1996. Interest earnings increased during 1995 over 1994 levels due to increased interest rates throughout the year.

      Expenses in 1996, net of amortization and depreciation, were $174,560, reflecting an increase of $22,450 over 1995. This increase is primarily the result of increased travel and administrative expenses due to an increased focus on the current condition and values of the Properties in the portfolio. Additionally, management fees increased during 1996 resulting from an increase in gross receipts reported at the properties. Expenses in 1995, net of amortization and depreciation, were $152,110, reflecting a minor decrease from 1994 expenses of $155,148.

                                          REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations (continued)

Outlook

      As a result of its 1996 site visits, management is impressed by the economic climate and activity in many of the Partnership's markets, which should improve parking operations and disposition potential for many of the Partnership's facilities. Our Los Angeles property, however, is an exception. It appears that downtown Los Angeles has been unable to recover from the early 90's recession. Economic conditions in certain sections of the City have declined in recent years. Management is hopeful that this situation will improve in the future in concert with California ongoing economic recovery and will closely monitor the situation.

Item 8.  Financial Statements and Supplementary Data

      Index to Financial Statements:

                                                             Page(s)
                                                       Herein    Annual Report

      Independent Auditors' Report                        11             5
      Balance Sheets                                                     6
      Statements of Operations                                           7
      Statements of Partners' Capital                                    8
      Statements of Cash Flows                                           9
      Notes to Financial Statements                                  10-15
      Financial Statement Schedule
         Schedule III - Real Estate and
         Accumulated Depreciation                      12-13


      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.


Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure


      None.

                                                        PART III

Item 10.  Directors and Executive Officers of the Registrant

      The General Partner of the Partnership is Realty Parking Company, Inc. The Partnership's principal executive offices are located at 225 East Redwood Street, Baltimore, Maryland 21202, telephone (410) 727-4083. The General Partner had primary responsibility for the selection and negotiation of terms concerning the acquisition of the properties' sites, selecting a manager for the interim investments, and the structure of the offering and the Partnership. The General Partner is responsible for overseeing the performance of those who contract with the Partnership, as well as making decisions with respect to the financing, sale and liquidation of the Partnership's assets. It will provide all reports to and communications with investors and others, all distributions and allocations to investors, the administration of the Partnership's business and all filings with the Securities and Exchange Commission and other federal or state regulatory authorities. The Partnership Agreement provides for the removal of the General Partner and the election of successor or additional general partner by investors holding a majority in interest of the Units.

                                          REALTY PARKING PROPERTIES L.P.

      The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 48, has been a Director and President of the General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 44, has been a Director and Vice President of the General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 50, has been the Secretary of the General Partner and a Vice President and Secretary of, and Legal Counsel for Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 40, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1989. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore, in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

      There is no family relationship among the officers and directors of the General Partner.


Item 11.  Executive Compensation

      The officers and directors of the General Partner received no compensation from the Partnership.

      The General Partner is entitled to receive a share of cash distributions and a share of profits and losses as described in the Agreement of Limited Partnership (see Note 8. "Partners' Capital" in Item 8. Financial Statements, herein).

      For a discussion of compensation and fees to which the General Partner is entitled, see Item 13, Certain Relationships and Related Transactions, herein.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

      No person is known to the Partnership to own beneficially  more than 5% of
the  outstanding   assignee  units  of  limited  partnership   interest  of  the
Partnership.

      The Assignor Limited Partner, Parking Properties Holding Co., Inc., an affiliate of the General Partner, holds 40 Units representing a beneficial interest in limited partnership interests in the Partnership. The Units held by the Assignor Limited Partner have all rights attributable to such Units under the Limited Partnership Agreement except that these Units of assignee limited partnership interests are nonvoting.

                                          REALTY PARKING PROPERTIES L.P.


Item 12.Security Ownership of Certain Beneficial Owners and
           Management(continued)

      The General Partner has a 2% interest in the Partnership as the General Partner, but holds no Units.

      For the three years ending December 31, 1996, the Advisor held 43,011 assignee limited partnership interests (an approximate 2% investment in the Partnership).

      There are no arrangements, known to the Partnership, the operation of which may, at a subsequent date, result in a change of control of the registrant.


Item 13.   Certain Relationships and Related Transactions

      The General Partner and its affiliates have and are permitted to engage in transactions with the Partnership. For a summarization of fees paid during 1996, 1995 and 1994, and to be paid to the General Partners and their affiliates at December 31, 1996, see Note 6, "Related Party Transactions," in Item 8, Financial Statements, herein.




                                                        PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  1.  Financial Statements:  See Index to Financial Statements in
                     Item 8 on page 8, herein.

           2. Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in Item 8 on page 8.

           3.  Exhibits:

               (3, 4) Limited Partnership Agreement on pages 1 through 38 of
                      Exhibit A to the Partnership's Registration
                      Statement on Form S-11 (File No. 33-24961) incorporated herein by reference.

               (13)   Annual Report for 1996

      (b)  Reports on Form 8-K:

                      None

                                           INDEPENDENT AUDITORS' REPORT



The Partners
Realty Parking Properties L.P.:


Under date of January 24, 1997 we reported on the balance sheets of Realty Parking Properties L.P. as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996 as contained in the 1996 Annual Report. These financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for 1996. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





KPMG PEAT MARWICK LLP


Baltimore, Maryland
January 24, 1997

REALTY PARKING PROPERTIES L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996

                                                                                                       page 1 of 2

            COLUMN A              COLUMN C               COLUMN D                COLUMN E
                                                       COST CAPITALIZED        GROSS AMOUNT
                                                        SUBSEQUENT               CARRIED
                                 INITIAL COST TO THE   TO ACQUISITION          AT CLOSE OF PERIOD
                                 PARTNERSHIP               LAND      BUILDING     LAND &    BUILDING &
           DESCRIPTION               LAND     BUILDING IMPROVEMENTSIMPROVEMENTSIMPROVEMENTSIMPROVEMENTS   TOTAL

LITTLE ROCK, ARKANSAS
approximately 35,000 square foot
surface parking lot               $1,001,806                   554               1,002,360           0  1,002,360

MIAMI, FLORIDA
approximately 90,000 square foot
surface parking lot                4,897,744                 2,714               4,900,458           0  4,900,458

DENVER, COLORADO
413 car garage on appoximately
100,600 square foot lot            6,352,707              (201,384)              6,151,323           0  6,151,323

DAYTON, OHIO
approximately 40,000 square foot
surface parking lot                1,172,759                15,657               1,188,416           0  1,188,416

BIRMINGHAM, ALABAMA
276 car garage on appoximately
28,000 square foot lot               307,221   672,075         570     209,737     307,791     881,812  1,189,603

ROCHESTER, NEW YORK
approximately 48,970 square foot
surface parking lot                1,133,547                   628               1,134,175           0  1,134,175

LOS ANGELES, CALIFORNIA
approximately 41,800 square foot
surface parking lot                7,859,891                79,973               7,939,864           0  7,939,864

HOUSTON, TEXAS
approximately 81,000 square foot
surface parking lot                1,406,643                   780               1,407,423           0  1,407,423

NASHVILLE, TENNESSEE
approximately 33,360 square foot
surface parking lot                1,557,184                   862               1,558,046           0  1,558,046

KANSAS CITY, MISSOURI
400 car garage on approximately
35,650 square foot lot             1,150,000   625,447      35,639     274,294   1,185,639     899,741  2,085,380

MILWAUKEE, WISCONSIN
451 car garage on approximately
36,350 square foot lot               737,585   929,946       1,330     734,277     738,915   1,664,223  2,403,138

ST. PAUL, MINNESOTA #1
approximately 55,880 square foot
surface parking lot                1,417,583                45,591               1,463,174           0  1,463,174

ST. PAUL, MINNESOTA #2
approximately 32,930 square foot
surface parking lot                  371,391                 2,357                 373,748           0    373,748

RENO, NEVADA
approximately 30,670 square foot
surface parking lot                1,027,839                19,351               1,047,190           0  1,047,190



                                 $30,393,900 2,227,468       4,622   1,218,308  30,398,522   3,445,776 33,844,298


REALTY PARKING PROPERTIES L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996
                                       page 2 of 2

            COLUMN A                COLUMN F  COLUMN H   COLUMN I
                                                         LIFE ON
                                                          WHICH
                                 ACCUMULATED           DEPRECIATION
                                 DEPRECIATION   DATE   IN LATEST I/S
           DESCRIPTION               ("A/D")  ACQUIRED IS COMPUTED

LITTLE ROCK, ARKANSAS
approximately 35,000 square foot
surface parking lot                      N/A    1989       N/A

MIAMI, FLORIDA
approximately 90,000 square foot
surface parking lot                      N/A    1989       N/A

DENVER, COLORADO
413 car garage on appoximately
100,600 square foot lot                3,584    1989    SEE NOTE 5

DAYTON, OHIO
approximately 40,000 square foot
surface parking lot                    5,458    1989    SEE NOTE 5

BIRMINGHAM, ALABAMA
276 car garage on appoximately
28,000 square foot lot               151,733    1990    SEE NOTE 5

ROCHESTER, NEW YORK
approximately 48,970 square foot
surface parking lot                      N/A    1990       N/A

LOS ANGELES, CALIFORNIA
approximately 41,800 square foot
surface parking lot                   15,122    1990    SEE NOTE 5

HOUSTON, TEXAS
approximately 81,000 square foot
surface parking lot                      N/A    1990       N/A

NASHVILLE, TENNESSEE
approximately 33,360 square foot
surface parking lot                      N/A    1990       N/A

KANSAS CITY, MISSOURI
400 car garage on approximately
35,650 square foot lot               185,077    1990    SEE NOTE 5

MILWAUKEE, WISCONSIN
451 car garage on approximately
36,350 square foot lot               289,703    1990    SEE NOTE 5

ST. PAUL, MINNESOTA #1
approximately 55,880 square foot
surface parking lot                   14,159    1990    SEE NOTE 5

ST. PAUL, MINNESOTA #2
approximately 32,930 square foot
surface parking lot                      768    1990    SEE NOTE 5

RENO, NEVADA
approximately 30,670 square foot
surface parking lot                    6,865    1990    SEE NOTE 5

                                     672,469

(1)                              1996                  1995                    1994
                                 REAL ESTATE       A/D REAL ESTATE         A/D REAL ESTATE         A/D

BALANCE AT BEGINNING OF PERIOD   $33,683,487   550,469  33,683,487     433,429  33,494,958     316,389
ADDITIONS TO INVESTMENT IN R/E       160,811   122,000           0     117,040     188,529     117,040
BALANCE AT CLOSE OF PERIOD       $33,844,298   672,469  33,683,487     550,469  33,683,487     433,429

(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $33,844,298 AT DECEMBER 31, 1996
(3) SEE NOTE 3 OF NOTES TO THE FINANCIAL STATEMENTS FOR INFORMATION REGARDING THE PARTNERSHIP'S
       INVESTMENT IN REAL ESTATE.
(4) THERE ARE NO ENCUMBRANCES ON THE REAL ESTATE SET FORTH ABOVE.
(5) LAND IMPROVEMENTS ARE DEPRECIATED OVER 15 YEARS STRAIGHT LINE
     BUILDING & IMPROVEMENTS IN SERVICE PRIOR TO JANUARY 1, 1994 ARE DEPRECIATED
     OVER 31.5 YEARS  STRAIGHT  LINE  BUILDING &  IMPROVEMENTS  IN SERVICE AFTER
     JANUARY 1, 1994 ARE DEPRECIATED OVER 39 YEARS STRAIGHT LINE

                                          REALTY PARKING PROPERTIES L.P.


                                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         REALTY PARKING PROPERTIES L. P.




DATE:  3/18/97                       BY:  /s/ John M. Prugh
                                     John M. Prugh
                                     President and Director
                                     Realty Parking Company, Inc.
                                     General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.



DATE:   3/18/97                     BY:   /s/  John M. Prugh
                                    John M. Prugh
                                    President and Director
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/19/97                     BY:   /s/  Peter E. Bancroft
                                    Peter E. Bancroft
                                    Vice President and Director
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/19/97                     BY:  /s/  Terry F. Hall
                                    Terry F. Hall
                                    Secretary
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/18/97                     BY:  /s/  Timothy M. Gisriel
                                    Timothy M. Gisriel
                                    Treasurer
                                    Realty Parking Company, Inc.
                                    General Partner