Form 10-Q
period 1997-03-31
REALTY PARKING PROPERTIES LP
filed 1997-05-12
CIK 841127

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

                     For the quarterly period ended March 31, 1997

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


           For Quarter Ended March 31, 1997 Commission file number 0-17616

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

       REALTY PARKING PROPERTIES L.P.
               Balance Sheets
                 (Unaudited)

                                              March 31,    December 31
                                                 1997         1996


Assets
  Investment in real estate                  $33,140,642  $33,171,829
  Cash and cash equivalents                    1,101,941    1,134,392
  Accounts receivable                            316,488      351,858

                                             $34,559,071  $34,658,079


Liabilities and Partners' Capital
    Accounts payable and accrued expenses    $    30,764  $    31,469
    Due to affiliates                             45,718       41,402
    Real estate taxes payable                    315,588      315,588
                                                 392,070      388,459


  Partners' Capital
    General Partner                              (52,840)     (50,788)
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding       34,219,741   34,320,308
    Subordinated Limited Partner                     100          100
                                              34,167,001   34,269,620

                                             $34,559,071  $34,658,079


See accompanying notes to financial statements
                      1

      REALTY PARKING PROPERTIES L.P.
         Statements of Operations
               (Unaudited)

                                           Three Months Ended
                                           March 31, March 31,
                                             1997      1996

Revenues
   Parking lot rental                     $585,103  $582,234
   Interest income                          13,231    17,869
                                           598,334   600,103

Expenses
   Administrative, including amounts
       to related party                     36,520    28,838
   Professional fees                         4,290     5,050
   Management fees to related party         10,653     9,293
   Depreciation of properties               31,187    30,156
                                            82,650    73,337

Net earnings                              $515,684  $526,766

Net earnings per unit of assignee and
  limited partnership interests           $   0.26  $   0.27


See accompanying notes to financial statements

REALTY PARKING PROPERTIES L.P.
Statements of Partners' Capital
For the Three Months Ended March 31, 1997 and 1996
        (Unaudited)

                              Assignee
                             and Limited  Subordinated
                             Partnership    Limited      General
                              Interests     Partner      Partner      Total




Balance at December 31, 1996$34,320,308  $        100  $ (50,788) $34,269,620

Net earnings                    505,370           -       10,314      515,684

Distribution to partners       (605,937)          -      (12,366)    (618,303)

Balance at March 31, 1997   $34,219,741  $        100  $ (52,840) $34,167,001



Balance at December 31, 1995$34,617,955  $        100  $ (44,713) $34,573,342

Net earnings                    516,231           -       10,535      526,766

Distribution to partners       (605,937)          -      (12,366)    (618,303)

Balance at March 31, 1996   $34,528,249  $        100  $ (46,544) $34,481,805


See accompanying notes to financial statements

               REALTY PARKING PROPERTIES L.P.
                  Statements of Cash Flows
                        (Unaudited)

                                                             Three Months Ended
                                                             March 31, 19March 31,


Cash flows from operating activities
   Net earnings                                             $  515,684  $  526,766
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation of properties                               31,187      30,156
       Changes in assets and liabilities
         Decrease in accounts receivable                        35,370         -
         Decrease in accounts payable and accrued expenses        (705)     (6,964)
         Increase in amounts due to affiliates                   4,316       7,554
Net cash provided by operating activities                      585,852     557,512

Cash flows from financing activities -
   distribution to partners                                   (618,303)   (618,303)


Net decrease in cash and cash equivalents                      (32,451)    (60,791)
Cash and cash equivalents
   Beginning of period                                       1,134,392   1,495,960

   End of period                                            $1,101,941  $1,435,169

See accompanying notes to financial statements
                             4

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                  March 31, 1997
                                                    (Unaudited)


(1)      The Partnership and Basis of Preparation

         The accompanying financial statements of Realty Parking Properties L.P. (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1996 Annual Report.


(2)      Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at March 31, 1997 and December 31, 1996.


(3)      Investment in Real Estate

         Investment in real estate is stated at the lower of fair value or cost, net of accumulated depreciation, and includes all related acquisition costs of the properties, and is summarized as follows:

                                                                  March 31, 1997         December 31, 1996

         Land                                                       $30,207,717               $30,207,717
         Buildings                                                    3,445,777                 3,445,777
         Land Improvements                                              190,804                   190,804
                                                                     33,844,298                33,844,298
         Less:  accumulated depreciation                               (703,656)                 (672,469)
                                 Total                              $33,140,642               $33,171,829

         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


(4)      Related Party Transactions

         The Partnership's general partner earned a property management fee of $10,653 and $9,293 (1% of gross revenues of the properties and other sources of income) during the three months ended March 31, 1997 and 1996, respectively. The general partner is reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $35,065 and $27,095 for the three months ended March 31, 1997 and 1996, respectively.


(5)      Net Earnings Per Unit of Assignee and Limited Partnership Interests

         Net earnings per unit of assignee and limited partnership interests is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                  March 31, 1997
                                                    (Unaudited)


(6)      Subsequent Event

         On May 14, 1997, the Partnership will make a cash distribution totaling $618,303 of which 98% is allocated to Unitholders. This distribution is derived from funds provided by operations during the quarter ended March 31, 1997 of $546,871, and a return of capital of $71,432. Holders of Units will receive a cash distribution of $.317 per $25 unit.

                                          REALTY PARKING PROPERTIES L.P.

                              Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations


Liquidity and Capital Resources

         At March 31, 1997, the Partnership had a working capital position that includes cash and cash equivalents of $1,101,941 and accounts payable of $30,764. Cash and cash equivalents decreased $32,451 during the first quarter of 1997. This decrease represents the net effect of $585,852 in cash provided by operating activities and distributions to investors of $618,303.

         In connection with its initial public offering, the Partnership allocated approximately $2,386,000 (5% of gross offering proceeds) as working capital reserves and has released all of these reserves. At March 31, 1997, the Partnership had $1,101,941 of cash and cash equivalents invested in money market instruments. It is anticipated that remaining cash and cash equivalents will be sufficient to satisfy the Partnership's liquidity requirements.

         On May 14, 1997, the Partnership will make a distribution to investors of $618,303. This distribution is comprised $546,871 of funds provided by operations during the quarter ended March 31, 1997, and a return of capital of $71,432 deemed available for distribution by the General Partner.

         The Partnership currently has no plans to use working capital to perform major repairs or improvements to any of its properties. No acquisitions of additional properties are anticipated in the foreseeable future.


Results of Operations

         The Partnership leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, lessees are typically obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

         Total parking lot rents of $585,103 (98% of total revenues) were earned in the first quarter of 1997, consistent with the same period in 1996. No percentage rents were earned during the first quarter of 1997 or 1996.

         Interest earnings decreased by $4,638 in the first quarter of 1997, compared to the same period in 1996. This decrease was primarily the result of lower average cash balances in the first quarter of 1997.

         Expenses in the first quarter of 1997, net of depreciation, increased by 19% when compared to the same period in 1996. This increase was largely due to higher administrative costs, including printing, postage and travel related expenses.

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



                         REALTY PARKING PROPERTIES L.P.




DATE:  5/9/97                                     By:   /s/  John M. Prugh
                                                  John M. Prugh
                                                  President and Director
                                                  Realty Parking Company, Inc.
                                                  General Partner



DATE:  5/9/97                                     By:  /s/ Timothy M. Gisriel
                                                  Timothy M. Gisriel
                                                  Treasurer
                                                  Realty Parking Company, Inc.
                                                  General Partner