Form 10-Q
period 1997-06-30
REALTY PARKING PROPERTIES LP
filed 1997-08-08
CIK 841127

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

                     For the quarterly period ended June 30, 1997

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


           For Quarter Ended June 30, 1997 Commission file number 0-17616

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

              REALTY PARKING PROPERTIES L.P.
                      Balance Sheets
                       (Unaudited)

                                                            June 30,     December 31,
                                                              1997           1996


Assets
  Investment in real estate                               $33,109,455   $ 33,171,829
  Cash and cash equivalents                                 1,021,768      1,134,392
  Accounts receivable                                         350,588        351,858

                                                          $34,481,811   $ 34,658,079


Liabilities and Partners' Capital
    Accounts payable and accrued expenses                 $    21,977   $     31,469
    Due to affiliates                                          44,450         41,402
    Real estate taxes payable                                 315,588        315,588
                                                              382,015        388,459


  Partners' Capital
    General Partner                                           (54,184)       (50,788)
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                    34,153,880     34,320,308
    Subordinated Limited Partner                                  100            100
                                                           34,099,796     34,269,620

                                                          $34,481,811   $ 34,658,079


      See accompanying notes to financial statements
                            1

              REALTY PARKING PROPERTIES L.P.
                 Statements of Operations
                       (Unaudited)


                                                           Three Months Ended   Six Months Ended
                                                           June 30,  June 30,    June 30,    June 30,
                                                             1997      1996        1997        1996

Revenues
   Parking lot rental                                     $620,103  $612,234   $1,205,206  $1,194,468
   Interest income                                          13,589    16,943       26,820      34,812
                                                           633,692   629,177    1,232,026   1,229,280

Expenses
   Administrative, including amounts
     to related party                                       37,110    24,693       73,632      53,530
   Professional fees                                         4,500     4,750        8,790       9,800
   Management fees to related party                          9,795     9,456       20,448      18,750
   Depreciation of properties                               31,187    30,156       62,374      60,312
                                                            82,592    69,055      165,244     142,392

Net earnings                                              $551,100  $560,122   $1,066,782  $1,086,888

Net earnings per unit of assignee
  and limited partnership interest                        $   0.28  $   0.29   $     0.55  $     0.56


   See accompanying notes to financial statements
2

              REALTY PARKING PROPERTIES L.P.
             Statements of Partners' Capital
     For the Six Months Ended June 30, 1997 and 1996
                       (Unaudited)

                                    Assignee
                                                           and Limited   Subordinated
                                                           Partnership     Limited      General
                                                            Interests      Partner      Partner      Total



Balance at December 31, 1996                              $ 34,320,308  $        100  $ (50,788) $ 34,269,620

Net earnings                                                 1,045,446           -       21,336     1,066,782

Distributions to partners                                   (1,211,874)          -      (24,732)   (1,236,606)

Balance at June 30, 1997                                  $ 34,153,880  $        100  $ (54,184) $ 34,099,796



Balance at December 31, 1995                              $ 34,617,955  $        100  $ (44,713) $ 34,573,342

Net earnings                                                 1,065,150           -       21,738     1,086,888

Distributions to partners                                   (1,211,874)          -      (24,732)   (1,236,606)

Balance at June 30, 1996                                  $ 34,471,231  $        100  $ (47,707) $ 34,423,624


      See accompanying notes to financial statements

              REALTY PARKING PROPERTIES L.P.
                 Statements of Cash Flows
                       (Unaudited)

                                                               Six Months Ended
                                                           June 30, 1997  June 30, 1996


Cash flows from operating activities
  Net earnings                                            $   1,066,782  $   1,086,888
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Depreciation of properties                                 62,374         60,312
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable               1,270        (30,000)
         Decrease in accounts payable and accrued expenses       (9,492)        (6,746)
         Increase (decrease) in amounts due to affiliates         3,048           (146)
Net cash provided by operating activities                     1,123,982      1,110,308

Cash flows from financing activities -
   distributions to partners                                 (1,236,606)    (1,236,606)


Net decrease in cash and cash equivalents                      (112,624)      (126,298)
Cash and cash equivalents
    Beginning of period                                       1,134,392      1,495,960

    End of period                                         $   1,021,768  $   1,369,662


See accompanying notes to financial statements
                            4

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                   June 30, 1997
                                                    (Unaudited)


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


(2)      Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at June 30, 1997 and December 31, 1996.


(3)      Investment in Real Estate

         Investment in real estate is stated at the lower of fair value or cost, net of accumulated depreciation, and includes all related acquisition costs of the properties, and is summarized as follows:

                                                                   June 30, 1997         December 31, 1996

         Land                                                       $30,207,717               $30,207,717
         Buildings                                                    3,445,777                 3,445,777
         Land Improvements                                              190,804                   190,804
                                                                     33,844,298                33,844,298
         Less:  accumulated depreciation                               (734,843)                 (672,469)
                                 Total                              $33,109,455               $33,171,829

         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


(4)      Related Party Transactions

         The Partnership's general partner earned a property management fee of $9,795 and $9,456 (1% of gross revenues of the properties and other sources of income) during the three months ended June 30, 1997 and 1996, respectively, and $20,448 and $18,750 during the six months ended June 30, 1997 and 1996, respectively. The general partner is reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $34,654 and $19,232 for the three months ended June 30, 1997 and 1996, respectively, and $69,719 and $46,327 for the six months ended June 30, 1997 and 1996, respectively.


(5)      Net Earnings Per Unit of Assignee and Limited Partnership Interests

         Net earnings per unit of assignee and limited partnership interests is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                   June 30, 1997
                                                    (Unaudited)



(6)      Subsequent Event

         On August 13, 1997, the Partnership will make a cash distribution totaling $618,303 of which 98% is allocated to Unitholders. This distribution is derived from funds provided by operations during the quarter ended June 30, 1997 of $582,287, and a return of capital of $36,016. Holders of Units will receive a cash distribution of $.317 per $25 unit.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         At June 30, 1997, the Partnership had a working capital position that includes cash and cash equivalents of $1,021,768 and accounts payable of $66,427. Cash and cash equivalents decreased $80,173 during the second quarter of 1997. This decrease represents the net effect of $538,130 in cash provided by operating activities and distributions to investors of $618,303.

         In connection with its initial public offering, the Partnership allocated approximately $2,386,000 (5% of gross offering proceeds) as working capital reserves and has released all of these reserves. At June 30, 1997, the Partnership had $1,021,768 of cash and cash equivalents invested in money market instruments. It is anticipated that remaining cash and cash equivalents will be sufficient to satisfy the Partnership's liquidity requirements.

         On August 13, 1997, the Partnership will make a distribution to investors of $618,303. This distribution is comprised of $582,287 of funds provided by operations during the quarter ended June 30, 1997, and a return of capital of $36,016 deemed available for distribution by the General Partner.

         The Partnership currently has no plans to use working capital to perform major repairs or improvements to any of its properties. No acquisitions of additional properties are anticipated in the foreseeable future.


Results of Operations

         The Partnership leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, lessees are obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

         Total parking lot rents of $620,103 and $1,205,206 were earned in the three and six months ended June 30, 1997, respectively, representing slight increases over the same periods in 1996. During the first six months of 1997, the Partnership earned percentage rent at the Birmingham facility of $35,000, an increase of 16% from the same period in 1996.

         Interest earnings decreased by 20% and 23% during the three and six months ended June 30, 1997, respectively, when compared to the same periods in 1996. This decrease was primarily the result of lower average cash balances.

         During the three and six months ended June 30, 1997, expenses (net of depreciation) totaled $51,405 and $102,870, respectively, representing increases of 32% and 25% over the same periods in 1996, respectively. The increases are due to higher administrative costs, including printing, postage, labor and travel. Recent site visits to certain properties led to additional labor and travel expenses.

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



                         REALTY PARKING PROPERTIES L.P.




DATE:  8/8/97                                     By:   /s/  John M. Prugh
                                                  John M. Prugh
                                                  President and Director
                                                  Realty Parking Company, Inc.
                                                  General Partner



DATE:  8/8/97                                     By:  /s/ Timothy M. Gisriel
                                                  Timothy M. Gisriel
                                                  Treasurer
                                                  Realty Parking Company, Inc.
                                                  General Partner