Form 10-Q
period 1997-09-30
REALTY PARKING PROPERTIES LP
filed 1997-11-12
CIK 841127

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

                     For the quarterly period ended September 30, 1997

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


           For Quarter Ended September 30, 1997 Commission file number 0-17616

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

              REALTY PARKING PROPERTIES L.P.
                      Balance Sheets
                       (Unaudited)

                                                           September 30,    December 31,
                                                                1997            1996


Assets
  Investment in real estate                               $   33,078,269   $ 33,171,829
  Cash and cash equivalents                                    1,009,900      1,134,392
  Accounts receivable                                            409,841        351,858

                                                          $   34,498,010   $ 34,658,079


Liabilities and Partners' Capital
    Accounts payable and accrued expenses                 $       26,248   $     31,469
    Due to affiliates                                             34,237         41,402
    Real estate taxes payable                                    315,588        315,588
                                                                 376,073        388,459


  Partners' Capital
    General Partner                                              (53,741)       (50,788)
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                       34,175,578     34,320,308
    Subordinated Limited Partner                                     100            100
                                                              34,121,937     34,269,620

                                                          $   34,498,010   $ 34,658,079



      See accompanying notes to financial statements

              REALTY PARKING PROPERTIES L.P.
                 Statements of Operations
                       (Unaudited)

                                                           Three Months Ended     Nine Months Ended
                                                           Sept. 30,  Sept. 30,   Sept. 30,   Sept. 30,
                                                             1997       1996         1997        1996

Revenues
   Parking lot rental                                     $ 698,948  $ 617,968   $1,904,154  $1,812,436
   Interest income                                           12,570     16,304       39,390      51,116
                                                            711,518    634,272    1,943,544   1,863,552

Expenses
   Administrative, including amounts
     to related party                                        26,357     24,382       99,990      77,913
   Professional fees                                          4,500      4,750       13,290      14,550
   Management fees to related party                           9,029      9,102       29,477      27,851
   Depreciation of properties                                31,187     30,156       93,561      90,468
                                                             71,073     68,390      236,318     210,782

Net earnings                                              $ 640,445  $ 565,882   $1,707,226  $1,652,770

Net earnings per unit of assignee
  and limited partnership interest                        $    0.33  $    0.29   $     0.88  $     0.85


   See accompanying notes to financial statements

              REALTY PARKING PROPERTIES L.P.
             Statements of Partners' Capital
  For the Nine Months Ended September 30, 1997 and 1996
                       (Unaudited)


                                                             Assignee
                                                           and Limited   Subordinated
                                                           Partnership     Limited      General
                                                            Interests      Partner      Partner      Total



Balance at December 31, 1996                              $ 34,320,308  $        100  $ (50,788) $ 34,269,620

Net earnings                                                 1,673,081           -       34,145     1,707,226

Distributions to partners                                   (1,817,811)          -      (37,098)   (1,854,909)

Balance at September 30, 1997                             $ 34,175,578  $        100  $ (53,741) $ 34,121,937



Balance at December 31, 1995                              $ 34,617,955  $        100  $ (44,713) $ 34,573,342

Net earnings                                                 1,619,715           -       33,055     1,652,770

Distributions to partners                                   (1,817,811)          -      (37,098)   (1,854,909)

Balance at September 30, 1996                             $ 34,419,859  $        100  $ (48,756) $ 34,371,203



      See accompanying notes to financial statements
                            3

              REALTY PARKING PROPERTIES L.P.
                 Statements of Cash Flows
                       (Unaudited)

                                                           Nine Months Ended
                                                           Sept. 30, 1997  Sept. 30, 1996


Cash flows from operating activities
  Net earnings                                            $    1,707,226  $    1,652,770
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Depreciation of properties                                  93,561          90,468
      Changes in assets and liabilities
         Increase in accounts receivable                         (57,983)        (34,000)
         Increase (decrease) in accounts payable and accrue       (5,222)          2,209
         Decrease in due to affiliates                            (7,165)         (2,536)
Net cash provided by operating activities                      1,730,417       1,708,911

Cash flows from investing activities -
   additions to investment in real estate                            -          (160,810)

Cash flows from financing activities -
   distributions to partners                                  (1,854,909)     (1,854,909)


Net decrease in cash and cash equivalents                       (124,492)       (306,808)
Cash and cash equivalents
    Beginning of period                                        1,134,392       1,495,960

    End of period                                         $    1,009,900  $    1,189,152



See accompanying notes to financial statements

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                September 30, 1997
                                                    (Unaudited)


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


(2)      Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at September 30, 1997 and December 31, 1996.


(3)      Investment in Real Estate

         Investment in real estate is stated at the lower of fair value or cost, net of accumulated depreciation, and includes all related acquisition costs of the properties, and is summarized as follows:

                                                              September 30, 1997         December 31, 1996

         Land                                                       $30,207,717               $30,207,717
         Buildings                                                    3,445,777                 3,445,777
         Land Improvements                                              190,804                   190,804
                                                                     33,844,298                33,844,298
         Less:  accumulated depreciation                               (766,029)                 (672,469)
                                 Total                              $33,078,269               $33,171,829


         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


(4)      Related Party Transactions

         The Partnership's general partner earned a property management fee of $9,029 and $9,102 (1% of gross revenues of the properties and other sources of income) during the three months ended September 30, 1997 and 1996, respectively, and $29,477 and $27,851 during the nine months ended September 30, 1997 and 1996, respectively. The general partner is reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $25,208 and $17,196 for the three months ended September 30, 1997 and 1996, respectively, and $94,927 and $63,523 for the nine months ended September 30, 1997 and 1996, respectively.


(5)      Net Earnings Per Unit of Assignee and Limited Partnership Interests

         Net earnings per unit of assignee and limited partnership interests is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                September 30, 1997
                                                    (Unaudited)




(6)      Subsequent Event

         On November 13, 1997, the Partnership will make a cash distribution totaling $618,303 of which 98% is allocated to Unitholders. This distribution is derived from funds provided by operations during the quarter ended September 30, 1997. Holders of Units will receive a cash distribution of $.317 per original $25 unit.

                                          REALTY PARKING PROPERTIES L.P.

                             Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations


Liquidity and Capital Resources

         At September 30, 1997, the Partnership had a working capital position that includes cash and cash equivalents of $1,009,900 and accounts payable of $26,248. Cash and cash equivalents decreased $11,868 during the third quarter of 1997. This decrease represents the net effect of $606,435 in cash provided by operating activities and distributions to investors of $618,303.

         At September 30, 1997, the Partnership had $1,009,900 of cash and cash equivalents invested in money market instruments. It is anticipated that remaining cash and cash equivalents will be sufficient to satisfy the Partnership's liquidity requirements.

         On November 13, 1997, the Partnership will make a distribution to investors of $618,303. This distribution is comprised of funds provided by operations during the quarter ended September 30, 1997 deemed available for distribution by the General Partner.

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

         Total parking lot rents of $698,948 and $1,904,154 were earned during the three and nine months ended September 30, 1997, respectively. The increases, over the same periods in 1996, are the result of increased percentage rents earned at two of the properties. During the first nine months of 1997 the Partnership earned percentage rents at the Birmingham and the Milwaukee facilities of $54,844 and $94,000, respectively, representing increases of 80% and 159% over the same period in 1996, respectively. The substantial increase in percentage rents at the Milwaukee facility is largely attributable to additional revenues brought about by an increase in the number of daily parkers. Many of the contractors working on the new Milwaukee convention center find it convenient to park at our facility. At the completion of construction, it is anticipated that revenues will decline due to the loss of these parkers.

         Interest earnings decreased by 23% during the three and nine months ended September 30, 1997 when compared to the same periods in 1996. These decreases were primarily the result of lower average cash balances.

         During the three and nine months ended September 30, 1997, expenses (net of depreciation) totaled $39,886 and $142,757, respectively, representing increases of 4% and 19% over the same periods in 1996, respectively. The increases are due to higher administrative costs, including printing, postage, labor and travel. Site visits to certain properties led to additional labor and travel expenses.

         The Partnership, in accordance with its original investment strategy, continues to examine opportunities for disposition of its facilities. While it was initially anticipated that the highest level returns would be obtained from property sales to buyers who desired the site for a near term development project, it is evident that certain properties could be sold to investment companies or R.E.I.T.S. that concentrate on parking properties generating current cash flow.

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



                         REALTY PARKING PROPERTIES L.P.




DATE:  11/11/97                         By:   /s/  John M. Prugh
                                                  John M. Prugh
                                        President and Director
                                        Realty Parking Company, Inc.
                                        General Partner



DATE:  11/11/97                         By:  /s/ Timothy M. Gisriel
                                             Timothy M. Gisriel
                                        Treasurer
                                        Realty Parking Company, Inc.
                                        General Partner