Form 10-K
period 1997-12-31
REALTY PARKING PROPERTIES LP
filed 1998-03-26
CIK 841127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  (Mark One)
                { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                   For the fiscal year ended December 31, 1997

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

                           Yes     X                                   No

  As of December 31, 1997, there were 1,909,127 Units of Assignee and Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.


                       Documents Incorporated by Reference

The Annual Report for 1997 is incorporated by reference.

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

           The Partnership acquired fifteen Properties during 1989 and 1990 and sold one Property and a small portion of another Property in 1993. The Partnership's total investment in the Properties before depreciation charges, including acquisition related costs and improvements, is $33,844,298 at December 31, 1997 and 1996, respectively (see Item 2. Properties).

           The success of the Partnership will, to a large extent, depend on the quality of management of the Partnership and the timing, terms and conditions of any sale or financing. Future development may be delayed or rendered legally or economically unfeasible as a result, for example, of future building moratoriums, zoning changes, and changes in growth and development patterns.

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

                                          REALTY PARKING PROPERTIES L.P.


Item 2.  Properties

           The Partnership owns fourteen properties in total, twelve of which are wholly owned by the Partnership. The undivided tenants-in-common ownership of two of the properties is noted below. The properties were acquired on an all-cash basis and, therefore, are not subject to a mortgage or other lien or encumbrance. As of December 31, 1997 the Partnership owns the following properties:

                                 Approximate                           Gross            1997
      Location                   Size (Sq. Ft.)    Type           Investment Cost     Rental Income   Lease Date

Birmingham, Alabama                 28,000      276-car garage      $  1,189,603     $   138,080      5/90-    4/00
  Corner of Fourth Ave.
  North and 19th St.

Little Rock, Arkansas               35,000      surface lot            1,002,360          69,100      5/89-    4/99
   East side of Broadway
   between Third and
   Fourth Streets

Los Angeles, California             41,800      surface lot            7,939,864         553,432      6/90-    5/00
   800 Block of S. Main St.

Denver, Colorado                   100,600      surface lots and       6,151,323         419,015     10/89-    9/99
   Fronting on Fourteenth St.                   413-car garage
   between Champa and
   California Streets (1)

Miami, Florida                      90,000      surface lot            4,900,458         340,627      8/89-    7/99
   Block bounded by S. Miami
   Ave., S.E. 2nd St.,
   N.E. 1st Ave. (1)

St. Paul, Minnesota #1              55,880      surface lot            1,463,174         101,716     11/90-   10/00
   Bordered by 7th and 8th
   Streets and N. Jackson
   and Sibley Streets

St. Paul, Minnesota #2              32,930      surface lot              373,748          25,824     11/90-   10/00
   Located on the I94 frontage
   road, north of the Science
   Museum of Minnesota

Kansas City, Missouri               35,650      400-car garage         2,085,380         151,550     10/90-    9/00
   Fronting on Grand Ave.,
   8th St. and Walnut St.

Reno, Nevada                        30,670      surface lot            1,047,190          72,661     12/90-   11/00
   Triangle bordered by E.
   First St., Lake St., and
   Second St.

   (1)The  Partnership   owns   three-quarter   undivided   interests  in  these
      properties with the remaining 25% owned by the Advisor.

                                          REALTY PARKING PROPERTIES L.P.


                                   Approximate                          Gross              1997
      Location                   Size (Sq. Ft.)    Type            Investment Cost    Rental Income   Lease Date


Rochester, New York                  48,970      surface lot           1,134,175          79,025      5/90-   4/00
   Pleasant St. at Andrews
   and N. Clinton Streets

Dayton, Ohio                         40,000      surface lot           1,188,416          82,056     12/89-  11/99
   Corner of Monument Ave.
   and Ludlow St.

Nashville, Tennessee                 33,360      surface lot           1,558,046         103,945     10/90-   9/00
   Commerce St. and
   Seventh Ave.

Houston, Texas                       81,000      surface lot           1,407,423          97,867      8/90-   7/00
   Commerce St. at its
   intersection with Austin St.

Milwaukee, Wisconsin                 36,350      451-car garage        2,403,138         273,373     10/90-   9/00
   East side of N. 7th St.
   and N. 6th St. at West
   Wells St.                                                     ---------------  --------------
                                                                     $33,844,298     $ 2,508,271
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

      As of December 31, 1997, there were 3,134 holders of assignee and limited partnership interests of the registrant, owning an aggregate of 1,909,127 units.

      The Partnership made four quarterly cash distributions in 1997, 1996 and 1995 totaling $2,473,212 each year. These distributions were derived from funds provided by operations and a return of capital of $124,170, $142,963 and $181,697 in 1997, 1996 and 1995, respectively.


Item 6.  Selected Financial Data

     Revenues and net earnings information furnished below is for the years ended December 31:

                                         1997              1996             1995             1994            1993
Revenues
Gain from sale of properties     $          -      $         -      $          -     $          -            $5,905,030
Rental income                       2,508,271         2,399,810        2,376,440        2,362,440         2,634,582
Interest income                        53,389            66,240           86,000           68,982            88,127
Net earnings                        2,251,096         2,169,490        2,193,290        2,174,334         8,317,900
Net earnings per Unit                    1.16              1.11             1.13             1.12              4.33

Total assets                       34,399,045        34,658,079       34,958,378       35,247,450        35,742,357

Partners' capital                  34,047,504        34,269,620       34,573,342       34,853,264        35,262,758

Cash distributions
    paid per Unit:
      operations                         1.21              1.20             1.18             1.20              1.32
      return of capital                   .06               .07              .09              .13               .30
      sales proceeds                     -                 -                -                -                 5.47


      The above selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.

                                          REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership was fully invested in parking properties as it entered 1997. No further acquisitions are contemplated. The Partnership sold no properties in 1997.

      The Partnership did not make any improvements to any of its properties in 1997 and does not contemplate doing so in the future.

      The Partnership allocated approximately $2,386,000 (5% of the gross proceeds of its public offering of interests) as initial working capital reserves. As of December 31, 1997, all of these reserves had been released as part of quarterly cash distributions to partners. At December 31, 1997, the Partnership had $1,057,674 of cash and cash equivalents, primarily invested in money market instruments. These resources are deemed sufficient to satisfy the Partnership's liquidity requirements.

      The Partnership made quarterly cash distributions totaling $2,473,212 in 1997, 1996 and 1995. These distributions were derived from funds provided by operations, and a return of capital of $124,170 in 1997, $142,963 in 1996 and $181,697 in 1995.

      On February 13, 1998, the Partnership made a cash distribution of $618,303 to partners. This distribution comprised $575,057 in funds from operations for the quarter ended December 31, 1997 and a return of capital of $43,246 deemed available for distribution by the General Partner.


Results of Operations

      Parking lot rental income includes base rents and percentage rents earned pursuant to the lease agreements in effect during each period.

      Rental income for 1997, 1996 and 1995 totaled  $2,508,271,  $2,399,810 and
$2,376,440, respectively. The increases are attributable to scheduled increases in minimum rents due to property improvements and increases in percentage rental payments received under the terms of the leases. During 1997, 1996 and 1995 minimum rents under the leases for each of the Partnership's properties were calculated at 7% of the Partnership's basis in the respective sites. Each lease also provides for percentage rental payments under certain circumstances. During 1997, the Partnership earned percentage rent payments with respect to three of its properties: Birmingham, Milwaukee and Kansas City. The Birmingham garage generated percentage rents of $54,844 in 1997, $30,360 in 1996 and $29,727 in 1995. The Milwaukee garage generated percentage rents of $106,802 in 1997, $36,269 in 1996 and $17,776 in 1995. In 1997, the Kansas City property generated $6,211 in percentage rents. Percentage rental payments have increased in 1997 and 1996 by 150% and 41%, respectively.

      Interest earnings declined in 1997 from their 1996 levels due to the Partnership's lower average working capital reserve balances. Interest rates were fairly steady throughout 1997. Interest earnings declined during 1996 over 1995 levels due to lower average working capital reserve balances.

      Expenses in 1997, net of depreciation, were $185,816, reflecting an increase of $11,256 over 1996. This increase is primarily the result of increased reimbursement for time spent reviewing various disposition strategies and on its site visits. Expenses in 1996, net of depreciation, were $174,560, reflecting an increase of $22,450 over 1995. This increase is primarily the result of increased travel and administrative expenses due to an increased focus on the current condition and values of the Properties in the portfolio. Additionally, management fees increased during 1996 resulting from an increase in gross receipts reported at the properties.

                                          REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations (continued)

Outlook

      The information management gained during its site visits has permitted better analysis of disposition strategies. While it was originally anticipated that the highest returns would be obtained from property sales to buyers who desired sites for near-term development potential, management now believes that certain properties could be sold at substantial gains based on their parking economics.

      Management continues to monitor the status of its Los Angeles property. Downtown Los Angeles has not recovered from the early 90's recession. Economic conditions in certain sections of the City have declined in recent years. Management is hopeful that this situation will improve in the future in concert with California's ongoing economic recovery.

      Management has initiated a program to prepare the Partnership's computer systems and applications for the year 2000. The Partnership expects to incur additional administrative costs as well as consulting and other expenses related to infrastructures and facilities' enhancements necessary to prepare the systems for the year 2000. A significant proportion of these costs are not likely to be incremental costs to the Partnership, but rather will represent the redeployment of the existing information technology resources.


Item 8.  Financial Statements and Supplementary Data

      Index to Financial Statements:

                                                       Page(s)
                                                       Herein    Annual Report

      Independent Auditors' Report                        12             5
      Balance Sheets                                                     6
      Statements of Operations                                           7
      Statements of Partners' Capital                                    8
      Statements of Cash Flows                                           9
      Notes to Financial Statements                                  10-15
      Financial Statement Schedule
         Schedule III - Real Estate and
         Accumulated Depreciation                      13-14


      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.


Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure


      None.

                                          REALTY PARKING PROPERTIES L.P.


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

      The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 49, has been a Director and President of the General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 45, has been a Director and Vice President of the General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 51, has been the Secretary of the General Partner and a Vice President and Secretary of, and Legal Counsel for Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 41, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1989. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore, in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

      There is no family relationship among the officers and directors of the General Partner.

                                          REALTY PARKING PROPERTIES L.P.


Item 11.  Executive Compensation

      The officers and directors of the General Partner received no compensation from the Partnership.

      The General Partner is entitled to receive a share of cash distributions and a share of profits and losses as described in the Agreement of Limited Partnership (see Note 7. "Partners' Capital" in Item 8. Financial Statements, herein).

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

      For the three years ending December 31, 1997, the Advisor held 43,011 assignee limited partnership interests (an approximate 2% investment in the Partnership).

      There are no arrangements, known to the Partnership, the operation of which may, at a subsequent date, result in a change of control of the registrant.


Item 13.   Certain Relationships and Related Transactions

      The General Partner and its affiliates have and are permitted to engage in transactions with the Partnership. For a summarization of fees paid during 1997, 1996 and 1995, and to be paid to the General Partners and their affiliates at December 31, 1997, see Note 5, "Related Party Transactions," in Item 8, Financial Statements, herein.

                                          REALTY PARKING PROPERTIES L.P.


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

               (13)   Annual Report for 1997

      (b) Reports on Form 8-K:

                      None

REALTY PARKING PROPERTIES L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997

                                                                                                                     page 1 of 2

                       COLUMN A                 COLUMN C                  COLUMN D                COLUMN E
                                                                        COST CAPITALIZED        GROSS AMOUNT
                                                                          SUBSEQUENT               CARRIED
                                            INITIAL COST TO THE          TO ACQUISITION          AT CLOSE OF PERIOD
                                               PARTNERSHIP               LAND      BUILDING     LAND &    BUILDING &
                     DESCRIPTION                 LAND      BUILDING    IMPROVE.    IMPROVE.    IMPROVE.  IMPROVEMENTS   TOTAL

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

REALTY PARKING PROPERTIES L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
                                                               page 2 of 2

                       COLUMN A                          COLUMN F  COLUMN H   COLUMN I
                                                                              LIFE ON
                                                                               WHICH
                                                      ACCUMULATED           DEPRECIATION
                                                      DEPRECIATION   DATE   IN LATEST I/S
                     DESCRIPTION                          ("A/D")  ACQUIRED IS COMPUTED

LITTLE ROCK, ARKANSAS
approximately 35,000 square foot
surface parking lot                                           N/A    1989       N/A

MIAMI, FLORIDA
approximately 90,000 square foot
surface parking lot                                           N/A    1989       N/A

DENVER, COLORADO
413 car garage on appoximately
100,600 square foot lot                                     7,168    1989    SEE NOTE 5

DAYTON, OHIO
approximately 40,000 square foot
surface parking lot                                         6,458    1989    SEE NOTE 5

BIRMINGHAM, ALABAMA
276 car garage on appoximately
28,000 square foot lot                                    178,757    1990    SEE NOTE 5

ROCHESTER, NEW YORK
approximately 48,970 square foot
surface parking lot                                           N/A    1990       N/A

LOS ANGELES, CALIFORNIA
approximately 41,800 square foot
surface parking lot                                        20,160    1990    SEE NOTE 5

HOUSTON, TEXAS
approximately 81,000 square foot
surface parking lot                                           N/A    1990       N/A

NASHVILLE, TENNESSEE
approximately 33,360 square foot
surface parking lot                                           N/A    1990       N/A

KANSAS CITY, MISSOURI
400 car garage on approximately
35,650 square foot lot                                    215,957    1990    SEE NOTE 5

MILWAUKEE, WISCONSIN
451 car garage on approximately
36,350 square foot lot                                    342,543    1990    SEE NOTE 5

ST. PAUL, MINNESOTA #1
approximately 55,880 square foot
surface parking lot                                        17,139    1990    SEE NOTE 5

ST. PAUL, MINNESOTA #2
approximately 32,930 square foot
surface parking lot                                           909    1990    SEE NOTE 5

RENO, NEVADA
approximately 30,670 square foot
surface parking lot                                         8,126    1990    SEE NOTE 5

                                                         797,217


(1)                                                   1997                  1996                    1995
                                                      REAL ESTATE       A/D REAL ESTATE         A/D REAL ESTATE         A/D
BALANCE AT BEGINNING OF PERIOD                        $33,844,298   672,469  33,683,487     550,469  33,683,487     433,429
ADDITIONS TO INVESTMENT IN R/E                                  0   124,748     160,811     122,000           0     117,040
BALANCE AT CLOSE OF PERIOD                            $33,844,298   797,217  33,844,298     672,469  33,683,487     550,469

(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $33,844,298 AT DECEMBER 31, 1997 (3) SEE NOTE 3 OF NOTES TO THE FINANCIAL STATEMENTS FOR INFORMATION REGARDING THE PARTNERSHIP'S
       INVESTMENT IN REAL ESTATE.
(4) THERE ARE NO ENCUMBRANCES ON THE REAL ESTATE SET FORTH ABOVE.
(5) LAND IMPROVEMENTS ARE DEPRECIATED OVER 15 YEARS STRAIGHT LINE
     BUILDING & IMPROVEMENTS IN SERVICE PRIOR TO JANUARY 1, 1994 ARE DEPRECIATED OVER 31.5 YEARS STRAIGHT LINE BUILDING & IMPROVEMENTS IN SERVICE AFTER JANUARY 1, 1994 ARE DEPRECIATED OVER 39 YEARS STRAIGHT LINE

                                          REALTY PARKING PROPERTIES L.P.


                                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         REALTY PARKING PROPERTIES L. P.




DATE:  3/24/98                       BY:  /s/ John M. Prugh
                                     John M. Prugh
                                     President and Director
                                     Realty Parking Company, Inc.
                                     General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.



DATE:   3/24/98                     BY:   /s/  John M. Prugh
                                    John M. Prugh
                                    President and Director
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/24/98                     BY:   /s/  Peter E. Bancroft
                                    Peter E. Bancroft
                                    Vice President and Director
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/24/98                     BY:  /s/  Terry F. Hall
                                    Terry F. Hall
                                    Secretary
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/24/98                     BY:  /s/  Timothy M. Gisriel
                                    Timothy M. Gisriel
                                    Treasurer
                                    Realty Parking Company, Inc.
                                    General Partner

                                          REALTY PARKING PROPERTIES L.P.

                                           INDEPENDENT AUDITORS' REPORT




The Partners
Realty Parking Properties L.P.:


Under date of January 23, 1998 we reported on the balance sheets of Realty Parking Properties L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1997 as contained in the 1997 Annual Report. These financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for 1997. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                              KPMG PEAT MARWICK LLP


Baltimore, Maryland
January 23, 1998