Form 10-Q
period 1998-03-31
REALTY PARKING PROPERTIES LP
filed 1998-05-15
CIK 841127

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

                     For the quarterly period ended March 31, 1998

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


           For Quarter Ended March 31, 1998     Commission file number 0-17616

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

              REALTY PARKING PROPERTIES L.P.
                      Balance Sheets

                                    Unaudited
                             March 31, December 31,
                                                              1998           1997


Assets
  Investment in real estate                               $33,015,894   $ 33,047,081
  Cash and cash equivalents                                   992,616      1,057,674
  Accounts receivable                                         294,290        294,290

                                                          $34,302,800   $ 34,399,045


Liabilities and Partners' Capital
    Accounts payable and accrued expenses                 $    21,275   $     26,253
    Due to affiliate                                           40,805         30,998
    Real estate taxes payable                                 294,290        294,290
                                                              356,370        351,541


  Partners' Capital
    General Partner                                           (57,251)       (55,230)
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                    34,003,581     34,102,634
    Subordinated Limited Partner                                  100            100
                                                           33,946,430     34,047,504

                                                          $34,302,800   $ 34,399,045


                 See accompanying notes to financial statements
                                        1

              REALTY PARKING PROPERTIES L.P.
                 Statements of Operations
                       (Unaudited)

                                                           Three Months Ended
                                                           March 31,  March 31,
                                                             1998       1997

Revenues
   Parking lot rental                                     $ 585,103  $ 585,103
   Interest income                                           12,628     13,231
                                                            597,731    598,334

Expenses
   Administrative, including amounts
       to related party                                      30,705     36,520
   Professional fees                                          6,646      4,290
   Management fees to related party                          11,964     10,653
   Depreciation of properties                                31,187     31,187
                                                             80,502     82,650

Net earnings                                              $ 517,229  $ 515,684

Net earnings per unit of assignee and
  limited partnership interests-basic                     $    0.27  $    0.26



                 See accompanying notes to financial statements

              REALTY PARKING PROPERTIES L.P.
             Statements of Partners' Capital
    For the Three Months Ended March 31, 1998 and 1997
                       (Unaudited)

                                    Assignee
                                                           and Limited  Subordinated
                                                           Partnership    Limited      General
                                                            Interests     Partner      Partner      Total



Balance at December 31, 1997                              $34,102,634  $        100  $ (55,230) $34,047,504

Net earnings                                                  506,884           -       10,345      517,229

Distribution to partners                                     (605,937)          -      (12,366)    (618,303)

Balance at March 31, 1998                                 $34,003,581  $        100  $ (57,251) $33,946,430



Balance at December 31, 1996                              $34,320,308  $        100  $ (50,788) $34,269,620

Net earnings                                                  505,370           -       10,314      515,684

Distribution to partners                                     (605,937)          -      (12,366)    (618,303)

Balance at March 31, 1997                                 $34,219,741  $        100  $ (52,840) $34,167,001

                 See accompanying notes to financial statements

               REALTY PARKING PROPERTIES L.P.
                  Statements of Cash Flows
                        (Unaudited)

                                                              Three Months Ended
                                                          March 31, 1998 March 31,1997


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


                 See accompanying notes to financial statements

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                  March 31, 1998
                                                    (Unaudited)


(1)      The Partnership and Basis of Preparation

         The accompanying financial statements of Realty Parking Properties L.P. (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1997 Annual Report.


(2)      Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at March 31, 1998 and December 31, 1997.


(3)      Investment in Real Estate

         Investment in real estate is stated at the lower of fair value or cost, net of accumulated depreciation, and includes all related acquisition costs of the properties, and is summarized as follows:

                                                                  March 31, 1998         December 31, 1997

         Land                                                       $30,207,717               $30,207,717
         Buildings                                                    3,445,777                 3,445,777
         Land Improvements                                              190,804                   190,804
                                                                     33,844,298                33,844,298
         Less:  accumulated depreciation                               (828,404)                 (797,217)
                                 Total                              $33,015,894               $33,047,081

         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


(4)      Related Party Transactions

         The Partnership's general partner earned a management fee of $11,964 and $10,653 (1% of gross revenues of the properties and other sources of income) during the three months ended March 31, 1998 and 1997, respectively. The general partner is reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $28,841 and $35,065 for the three months ended March 31, 1998 and 1997, respectively.


(5)      Net Earnings Per Unit of Assignee and Limited Partnership Interests

         Net earnings per unit of assignee and limited partnership interests is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                  March 31, 1998
                                                    (Unaudited)


(6)      Subsequent Event

         On May 14, 1998, the Partnership made a cash distribution totaling $618,303 of which 98% is allocated to Unitholders. This distribution is derived from funds provided by operations during the quarter ended March 31, 1998 and a return of capital of $69,887. Holders of Units will receive a cash distribution of $.317 per original $25 unit.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         At March 31, 1998, the Partnership had a working capital position that includes cash and cash equivalents of $992,616 and accounts payable of $62,080. Cash and cash equivalents decreased $65,058 during the first quarter of 1998. This decrease represents the net effect of $553,245 in cash provided by operating activities and distributions to investors of $618,303.

         In connection with its initial public offering, the Partnership allocated approximately $2,386,000 (5% of gross offering proceeds) as working capital reserves and has released all of these reserves. At March 31, 1998, the Partnership had $992,616 of cash and cash equivalents invested in money market instruments. It is anticipated that remaining cash and cash equivalents will be sufficient to satisfy the Partnership's liquidity requirements.

         On May 14, 1998, the Partnership made a distribution to investors of $618,303. This distribution is comprised $548,416 of funds provided by operations during the quarter ended March 31, 1998, and a return of capital of $69,887 deemed available for distribution by the General Partner.

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

         Total parking lot rents of $585,103 (98% of total revenues) were earned in the first quarter of 1998, consistent with the same period in 1997. No percentage rents were earned during the first quarter of 1998 or 1997.

         Interest earnings decreased by $603 in the first quarter of 1998, compared to the same period in 1997. This decrease was primarily the result of lower average cash balances in the first quarter of 1998.

         Expenses in the first quarter of 1998, net of depreciation, decreased by 4% when compared to the same period in 1997. This decrease was due to lower administrative costs, including printing, postage and travel related expenses.

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



                         REALTY PARKING PROPERTIES L.P.




DATE:  5/15/98                         By:   /s/  John M. Prugh
                                                  John M. Prugh
                                        President and Director
                                        Realty Parking Company, Inc.
                                        General Partner



DATE:  5/15/98                         By:  /s/ Timothy M. Gisriel
                                             Timothy M. Gisriel
                                        Treasurer
                                        Realty Parking Company, Inc.
                                        General Partner