Form 10-Q/A
period 1998-03-31
REALTY PARKING PROPERTIES LP
filed 1998-05-15
CIK 841127

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

              REALTY PARKING PROPERTIES L.P.
                 Statements of Cash Flows
                       (Unaudited)


                                                           Three Months Ended
                                                           March 31, 1998  March 31, 1997


Cash flows from operating activities
  Net earnings                                            $      517,229  $      515,684
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Depreciation of properties                                  31,187          31,187
      Changes in assets and liabilities
         Increase in accounts receivable                             -            35,370
         Decrease in accounts payable and accrued expenses        (4,978)           (705)
         Increase in due to affiliates                             9,807           4,316
Net cash provided by operating activities                        553,245         585,852

Cash flows from financing activities -
   distribution to partners                                     (618,303)       (618,303)


Net decrease in cash and cash equivalents                        (65,058)        (32,451)
Cash and cash equivalents
    Beginning of period                                        1,057,674       1,134,392

    End of period                                         $      992,616  $    1,101,941

See accompanying notes to financial statements
                            4

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