Form 10-Q
period 1998-06-30
REALTY PARKING PROPERTIES LP
filed 1998-08-13
CIK 841127

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

                     For the quarterly period ended   June 30, 1998

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


           For Quarter Ended June 30, 1998     Commission file number 0-17616

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

              REALTY PARKING PROPERTIES L.P.
                      Balance Sheets

                                    June 30,
                                1998 December 31,
                                                            Unaudited        1997


Assets
  Investment in real estate                               $32,984,707   $ 33,047,081
  Cash and cash equivalents                                   921,349      1,057,674
  Accounts receivable                                         349,290        294,290

                                                          $34,255,346   $ 34,399,045


Liabilities and Partners' Capital
    Accounts payable and accrued expenses                 $    19,543   $     26,253
    Due to affiliate                                           36,353         30,998
    Real estate taxes payable                                 294,290        294,290
                                                              350,186        351,541


  Partners' Capital
    General Partner                                           (58,077)       (55,230)
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                    33,963,137     34,102,634
    Subordinated Limited Partner                                  100            100
                                                           33,905,160     34,047,504

                                                          $34,255,346   $ 34,399,045


      See accompanying notes to financial statements

              REALTY PARKING PROPERTIES L.P.
                 Statements of Operations
                       (Unaudited)

                                                           Three Months Ended   Six Months Ended
                                                           June 30,  June 30,    June 30,    June 30,
                                                             1998      1997        1998        1997

Revenues
   Parking lot rental                                     $640,103  $620,103   $1,225,206  $1,205,206
   Interest income                                          12,653    13,589       25,281      26,820
                                                           652,756   633,692    1,250,487   1,232,026

Expenses
   Administrative, including amounts
     to related party                                       27,019    37,110       57,723      73,632
   Professional fees                                         6,836     4,500       13,482       8,790
   Management fees to related party                         10,682     9,795       22,646      20,448
   Depreciation                                             31,187    31,187       62,374      62,374
                                                            75,724    82,592      156,225     165,244

Net earnings                                              $577,032  $551,100   $1,094,262  $1,066,782

Net earnings per unit of assignee
  and limited partnership interest-basic                  $   0.30  $   0.28   $     0.56  $     0.55


   See accompanying notes to financial statements
                       2

              REALTY PARKING PROPERTIES L.P.
             Statements of Partners' Capital
     For the Six Months Ended June 30, 1998 and 1997
                       (Unaudited)

                                    Assignee
                                                           and Limited   Subordinated
                                                           Partnership     Limited      General
                                                            Interests      Partner      Partner      Total

Balance at December 31, 1997                              $ 34,102,634  $        100  $ (55,230) $ 34,047,504

Net earnings                                                 1,072,377           -       21,885     1,094,262

Distributions to partners                                   (1,211,874)          -      (24,732)   (1,236,606)

Balance at June 30, 1998                                  $ 33,963,137  $        100  $ (58,077) $ 33,905,160



Balance at December 31, 1996                              $ 34,320,308  $        100  $ (50,788) $ 34,269,620

Net earnings                                                 1,045,446           -       21,336     1,066,782

Distributions to partners                                   (1,211,874)          -      (24,732)   (1,236,606)

Balance at June 30, 1997                                  $ 34,153,880  $        100  $ (54,184) $ 34,099,796

      See accompanying notes to financial statements

              REALTY PARKING PROPERTIES L.P.
                 Statements of Cash Flows
                       (Unaudited)

                                                               Six Months Ended
                                                           June 30, 1998  June 30, 1997

Cash flows from operating activities
  Net earnings                                            $   1,094,262  $   1,066,782
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Depreciation of properties                                 62,374         62,374
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable             (55,000)         1,270
         Decrease in accounts payable and accrued expenses       (6,710)        (9,492)
         Increase in due to affiliates                            5,355          3,048
Net cash provided by operating activities                     1,100,281      1,123,982

Cash flows from financing activities -
   distributions to partners                                 (1,236,606)    (1,236,606)


Net decrease in cash and cash equivalents                      (136,325)      (112,624)
Cash and cash equivalents
    Beginning of period                                       1,057,674      1,134,392

    End of period                                         $     921,349  $   1,021,768


See accompanying notes to financial statements

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                   June 30, 1998
                                                    (Unaudited)


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


(2)      Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at June 30, 1998 and December 31, 1997.


(3)      Investment in Real Estate

         Investment in real estate is stated at the lower of fair value or cost, net of accumulated depreciation, and includes all related acquisition costs of the properties, and is summarized as follows:

                                                                   June 30, 1998         December 31, 1997

         Land                                                       $30,207,717               $30,207,717
         Buildings                                                    3,445,777                 3,445,777
         Land Improvements                                              190,804                   190,804
                                                                     33,844,298                33,844,298
         Less:  accumulated depreciation                               (859,591)                 (797,217)
                                 Total                              $32,984,707               $33,047,081

         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


(4)      Related Party Transactions

         The Partnership's general partner earned a management fee of $10,682 and $9,795 (1% of gross revenues of the properties and other sources of income) during the three months ended June 30, 1998 and 1997, respectively, and $22,646 and $20,448 during the six months ended June 30, 1998 and 1997, respectively. The general partner is reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $25,671 and $34,654 for the three months ended June 30, 1998 and 1997, respectively, and $54,512 and $69,719 for the six months ended June 30, 1998, respectively.


(5)      Net Earnings Per Unit of Assignee and Limited Partnership Interests

         Net earnings per unit of assignee and limited partnership interests is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                   June 30, 1998
                                                    (Unaudited)



(6)      Subsequent Event

         On August 13, 1998, the Partnership made a cash distribution totaling $618,303 of which 98% is allocated to assignee and limited partners. This distribution was derived from funds provided by operations during the quarter ended June 30, 1998 and a return of capital of $10,084. Assignee and limited partners received a cash distribution of $.317 per original $25 unit.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

         At June 30, 1998, the Partnership had a working capital position that includes cash and cash equivalents of $921,349 and accounts payable of $55,896. Cash and cash equivalents decreased $71,267 during the second quarter of 1998. This decrease represents the net effect of $547,036 in cash provided by operating activities and distributions to investors of $618,303. It is anticipated that remaining cash and cash equivalents will be sufficient to satisfy the Partnership's liquidity requirements.

         On August 13, 1998, the Partnership made a distribution to investors of $618,303 of which 98% was allocated to holders of assignee and limited partnership units in accordance with the Partnership Agreement. The distribution consisted of funds provided by operations during the quarter ended June 30, 1998, and a return of capital of $10,084 deemed available for distribution by the General Partner.

         The Partnership currently has no plans to use working capital to perform major repairs or improvements to any of its properties and no acquisitions of additional properties are anticipated.


Results of Operations

         The Partnership leases its facilities to parking operators under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, lessees are typically obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

         Total parking lot rents of $640,103 and $1,225,206 were earned in the three and six months ended June 30, 1998, respectively, and were consistent with the same periods in 1997. During the first six months of 1998, the Partnership earned percentage rent at the Birmingham facility totaling $55,000, representing a $20,000 increase over the same period in 1997.

         Expenses in the three and six months ended June 30, 1998, net of depreciation, decreased by 13% and 9%, respectively, when compared to the same periods in 1997. This decrease was due to lower administrative costs, including labor and travel related expenses.

         As the Partnership approaches its tenth year, certain leases will commence expiring in mid-1999. In anticipation, management is closely reviewing the operating plans for each property. If the Partnership continues to own its properties after the expiration of their initial lease terms, it is likely that most leases would be renewed on terms that are similar or improved over current terms. At least a couple of leases, however, would include terms less favorable than contained in the current arrangements.

         Capital market interest in the parking industry is intense and we expect the next year to include significant activity, either on a property by property or portfolio basis.

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



                         REALTY PARKING PROPERTIES L.P.




DATE:  8/10/98                         By:   /s/  John M. Prugh
                                                  John M. Prugh
                                        President and Director
                                        Realty Parking Company, Inc.
                                        General Partner



DATE:  8/10/98                         By:  /s/ Timothy M. Gisriel
                                             Timothy M. Gisriel
                                        Treasurer
                                        Realty Parking Company, Inc.
                                        General Partner