Form 10-Q
period 1998-09-30
REALTY PARKING PROPERTIES LP
filed 1998-11-13
CIK 841127

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

                     For the quarterly period ended September 30, 1998

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

        Yes     X                                    No

                                          REALTY PARKING PROPERTIES L.P.




                                                       INDEX



                                                                    Page No.
Part I.    Financial Information


    Item 1.   Financial Statements

                 Balance Sheets                                          1
                 Statements of Operations                                2
                 Statements of Partners' Capital                         3
                 Statements of Cash Flows                                4
                 Notes to Financial Statements                          5-6


    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    7-8



Part II.      Other Information

    Item 1. through Item 6.                                              9

     Signatures                                                         10

              REALTY PARKING PROPERTIES L.P.
                      Balance Sheets

                                    Sept. 30,
                                1998 December 31,
                                                           (Unaudited)       1997


Assets
  Investment in real estate                               $32,953,520   $ 33,047,081
  Cash and cash equivalents                                   846,676      1,057,674
  Accounts receivable                                         606,960        294,290

                                                          $34,407,156   $ 34,399,045


Liabilities and Partners' Capital
    Accounts payable and accrued expenses                 $    24,313   $     26,253
    Due to affiliate                                           32,823         30,998
    Real estate taxes payable                                 294,290        294,290
                                                              351,426        351,541


  Partners' Capital
    General Partner                                           (55,065)       (55,230)
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                    34,110,695     34,102,634
    Subordinated Limited Partner                                  100            100
                                                           34,055,730     34,047,504

                                                          $34,407,156   $ 34,399,045



      See accompanying notes to financial statements

              REALTY PARKING PROPERTIES L.P.
                 Statements of Operations
                       (Unaudited)

                                                           Three Months Ended     Nine Months Ended
                                                           Sept. 30,  Sept. 30,   Sept. 30,   Sept. 30,
                                                             1998       1997         1998        1997

Revenues
   Parking lot rental                                     $ 842,772  $ 698,948   $2,067,978  $1,904,154
   Interest income                                           11,227     12,570       36,508      39,390
                                                            853,999    711,518    2,104,486   1,943,544

Expenses
   Administrative, including amounts
     to related party                                        25,611     26,357       83,334      99,990
   Professional fees                                         17,800      4,500       31,282      13,290
   Management fees to related party                          10,528      9,029       33,174      29,477
   Depreciation                                              31,187     31,187       93,561      93,561
                                                             85,126     71,073      241,351     236,318

Net earnings                                              $ 768,873  $ 640,445   $1,863,135  $1,707,226

Net earnings per unit of assignee
  and limited partnership interest-basic                  $    0.39  $    0.33   $     0.96  $     0.88



   See accompanying notes to financial statements

              REALTY PARKING PROPERTIES L.P.
             Statements of Partners' Capital
  For the Nine Months Ended September 30, 1998 and 1997
                       (Unaudited)

                                    Assignee
                                                           and Limited   Subordinated
                                                           Partnership     Limited      General
                                                            Interests      Partner      Partner      Total



Balance at December 31, 1997                              $ 34,102,634  $        100  $ (55,230) $ 34,047,504

Net earnings                                                 1,825,872           -       37,263     1,863,135

Distributions to partners                                   (1,817,811)          -      (37,098)   (1,854,909)

Balance at September 30, 1998                             $ 34,110,695  $        100  $ (55,065) $ 34,055,730



Balance at December 31, 1996                              $ 34,320,308  $        100  $ (50,788) $ 34,269,620

Net earnings                                                 1,673,081           -       34,145     1,707,226

Distributions to partners                                   (1,817,811)          -      (37,098)   (1,854,909)

Balance at September 30, 1997                             $ 34,175,578  $        100  $ (53,741) $ 34,121,937




      See accompanying notes to financial statements

              REALTY PARKING PROPERTIES L.P.
                 Statements of Cash Flows
                       (Unaudited)


                                                           Nine Months Ended
                                                           Sept. 30, 1998  Sept. 30, 1997

Cash flows from operating activities
  Net earnings                                            $    1,863,135  $    1,707,226
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Depreciation of properties                                  93,561          93,561
      Changes in assets and liabilities
         Increase in accounts receivable                        (312,669)        (57,983)
         Decrease in accounts payable and accrued expenses        (1,940)         (5,222)
         Increase (decrease) in due to affiliates                  1,824          (7,165)
Net cash provided by operating activities                      1,643,911       1,730,417

Cash flows from financing activities -
   distributions to partners                                  (1,854,909)     (1,854,909)


Net decrease in cash and cash equivalents                       (210,998)       (124,492)
Cash and cash equivalents
    Beginning of period                                        1,057,674       1,134,392

    End of period                                         $      846,676  $    1,009,900


See accompanying notes to financial statements
                            4

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                September 30, 1998
                                                    (Unaudited)


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


(2)      Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at September 30, 1998 and December 31, 1997.


(3)      Investment in Real Estate

         Investment in real estate is stated at the lower of fair value or cost, net of accumulated depreciation, and includes all related acquisition costs of the properties, and is summarized as follows:

                                                              September 30, 1998         December 31, 1997

         Land                                                       $30,207,717               $30,207,717
         Buildings                                                    3,445,777                 3,445,777
         Land Improvements                                              190,804                   190,804
                                                                     33,844,298                33,844,298
         Less:  accumulated depreciation                               (890,778)                 (797,217)
                                 Total                              $32,953,520               $33,047,081

         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


(4)      Related Party Transactions

         The Partnership's general partner earned a management fee of $10,528 and $9,029 (1% of gross revenues of the properties and other sources of income) during the three months ended September 30, 1998 and 1997, respectively, and $33,174 and $29,477 during the nine months ended September 30, 1998 and 1997, respectively. The general partner is reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $22,295 and $25,208 for the three months ended September 30, 1998 and 1997, respectively, and $76,807 and $94,927 for the nine months ended September 30, 1998 and 1997, respectively.


(5)      Net Earnings Per Unit of Assignee and Limited Partnership Interests

         Net earnings per unit of assignee and limited partnership interests is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.

                                          REALTY PARKING PROPERTIES L.P.

                                           Notes to Financial Statements
                                                September 30, 1998
                                                    (Unaudited)




(6)      Subsequent Event

         On November 12, 1998, the Partnership made a cash distribution totaling $618,303 of which 98% is allocated to assignee and limited partners. This distribution was derived from funds provided by operations during the quarter ended September 30, 1998. Assignee and limited partners received a cash distribution of $.317 per original $25 unit.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Liquidity and Capital Resources

         At September 30, 1998, the Partnership had a working capital position that includes cash and cash equivalents of $846,676 and accounts payable of $57,136. Cash and cash equivalents decreased $74,673 during the third quarter of 1998. This decrease represents the net effect of $543,630 in cash provided by operating activities and distributions to investors of $618,303. It is anticipated that remaining cash and cash equivalents will be sufficient to satisfy the Partnership's liquidity requirements.

         On November 12, 1998, the Partnership made a distribution to investors of $618,303 of which 98% was allocated to holders of assignee and limited partnership units in accordance with the Partnership Agreement. The distribution consisted of funds provided by operations during the quarter ended September 30, 1998.

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

         Total parking lot rents of $842,772 and $2,067,978 were earned in the three and nine months ended September 30, 1998, respectively. These amounts represent increases of 20% and 8%, respectively, from the same periods in 1997. The increases are the result of additional percentage rents that were earned at three of the Partnership's properties. During the first nine months of 1998, the Partnership earned percentage rents at the Denver, Birmingham and Milwaukee facilities totaling $81,055, $61,118 and $170,496, respectively. During the first nine months of 1997, the Partnership earned percentage rent at only the Birmingham and Milwaukee properties, which totaled $54,844 and $94,000, respectively. The Denver facility earned percentage rent in 1998 due to an increase in revenue brought about by a decrease in the supply of other parking. The Denver Pavilions, a $200 million retail project, is being constructed on two city blocks that had previously been used for parking. The Denver facility may experience a decrease in revenues once the Denver Pavilions opens for business, as it has approximately 900 parking spaces. The increase in percentage rent at the Milwaukee facility is largely attributable to construction on the Milwaukee Convention Center. The Milwaukee garage is adjacent to the convention center and has been the primary parking location for many of the construction workers. At the completion of construction, it is anticipated that revenues will decline due to the loss of these parkers.

         Expenses during the three and nine months ended September 30, 1998, net of depreciation, totaled $53,939 and $147,790, representing increases of 35% and 4% over the same periods in 1997. The net increase in expenses is the result of increased professional fees related to consulting services performed at various facilities.

         As the Partnership approaches its tenth year, certain leases will commence expiring in mid-1999. In anticipation, management is closely reviewing the operating plans for each property. If the Partnership continues to own its properties after the expiration of their initial lease terms, it is likely that most leases would be renewed on terms that are similar or improved over current terms. At least a couple of leases, however, are likely to include terms less favorable than contained in the current arrangements.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Year 2000

         The General Partner is aware of the issues associated with the programming code in many existing computer systems (the "Year 2000" issue) as the millennium approaches. The General Partner has conducted a review of its computer systems to identify hardware and software affected by the Year 2000 issue. This issue affects computer systems having date sensitive programs that may not properly recognize the Year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail resulting in business interruption.

         With respect to its existing computer systems, the General Partner is upgrading, generally in order to meet the demands of its expanding business. In the process, the General Partner is taking steps to identify, correct and/or reprogram and test its existing systems for Year 2000 compliance. It is anticipated that all new system upgrades or reprogramming efforts will be completed by mid-1999, allowing adequate time for testing. The General Partner presently believes that with modification to existing software the Year 2000 issue can be mitigated. However, given the complexity of the Year 2000 issues, there can be no assurances that the General Partner will be able to address the problem without costs and uncertainties that might affect future financial results of the Partnership or cause reported financial information of the Partnership not to be necessarily indicative of future operating results or future financial condition.

         The General Partner has incurred, and expects to incur additional, internal costs as well as other expenses to address the necessary software upgrades, training, data conversion, testing and implementation related to the Year 2000 issue. Such costs are being expenses as incurred. The General Partner does not expect the amounts required to be expensed to have a material effect on the Partnership's financial position or results of operations. The Year 2000 issue is expected to affect the systems of various entities with which the Partnership and the General Partner interact including the Advisor of the Partnership's parking properties as well as payors, suppliers and vendors. There can be no assurance that data produced by systems of other entities on which the General Partner's systems rely will be converted on a timely basis or that a failure by another entity's systems to be Year 2000 compliant will not have a material adverse effect on the Partnership.

         The Partnership is in the process of developing a contingency plan and will continue to monitor the progress of the Advisor of the Partnership's parking properties as well as payors, suppliers and vendors.

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



                         REALTY PARKING PROPERTIES L.P.




DATE:  11/13/98                         By:   /s/  John M. Prugh
                                                  John M. Prugh
                                        President and Director
                                        Realty Parking Company, Inc.
                                        General Partner



DATE:  11/13/98                         By:  /s/ Timothy M. Gisriel
                                             Timothy M. Gisriel
                                        Treasurer
                                        Realty Parking Company, Inc.
                                        General Partner