Form 10-K
period 1998-12-31
REALTY PARKING PROPERTIES LP
filed 1999-03-30
CIK 841127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  (Mark One)
                { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                        For the fiscal year ended December 31, 1998

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

                           Yes     X                                   No

  As of December 31, 1998, there were 1,909,127 Units of Assignee and Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.


                       Documents Incorporated by Reference

The Annual Report for 1998 is incorporated by reference.

                          REALTY PARKING PROPERTIES L.P.


                                      INDEX

Part I                                                                                     Page(s)
           Item 1.     Business                                                                3
           Item 2.     Properties                                                            4-5
           Item 3.     Legal Proceedings                                                       5
           Item 4.     Submission of Matters to a Vote of Security Holders                     5


Part II.


           Item 5.     Market for Registrant's Common Equity
                                and Related Stockholder Matters                              5-6
           Item 6.     Selected Financial Data                                                 6
           Item 7.     Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                          7-9
           Item 8.     Financial Statements and Supplementary Data                             9
           Item 9.     Changes in and Disagreements with Accountants on
                                Accounting and Financial Disclosure                            9

Part III.

           Item 10.    Directors and Executive Officers of the Registrant                     10
           Item 11.    Executive Compensation                                                 11
           Item 12.    Security Ownership of Certain Beneficial Owners
                                and Management                                                11
           Item 13.    Certain Relationships and Related Transactions                         11


Part IV.


           Item 14.    Exhibits, Financial Statement Schedules and
                                Reports on Form 8-K                                        11-14

           Signatures                                                                         15


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

     The General Partner of the Partnership is Realty Parking Company, Inc., a Maryland corporation.

           A minimum of 80,000 units of assignee limited partnership interests (the "Units") and an increased maximum of 2,400,000 Units were registered under the Securities and Exchange Act of 1933, as amended. Throughout 1988 and 1989, investors holding 1,909,087 Units, or $47,727,175 of gross offering proceeds, were recognized on the books of the Partnership and the selling effort was completed in November 1989. The offering proceeds, net of issuance related fees, were used to acquire the Properties and make necessary improvements on an all-cash basis.

           The Partnership has entered into an Investment Advisory Agreement with Allright Corporation (the "Advisor"), one of the nation's largest parking operators. The Advisor identified properties for purchase by the Partnership and leased such properties from the Partnership following acquisition. Pursuant to the investment advisory agreement, the Advisor will earn a fee upon disposition of a property equal to 2% of the contract price for the sale of the property. Such fee is earned for services rendered to advise the general partner on the timing and pricing of property sales. The Properties are leased to the Advisor for a 10 year period (expiring between April 1999 and November 2000) with the option to extend these leases for two additional terms of five years. Two of the Partnership's leases that expire in April and July of 1999 have been extended for an additional five years under existing terms. It is likely that most leases will be renewed on terms that are similar to current terms, however at least some leases are likely to include terms less favorable than those contained in the current arrangements. Under the terms of the current leases, the Advisor is obligated to pay the Partnership the greater of the minimum rent plus property taxes or 60% of the gross parking revenues ("percentage rent"). The minimum rents are currently equal to 7% of certain property acquisition costs. Under the terms of the leases, the parking lot operator is responsible for all operating costs, including ad valorem real estate taxes and general and garage liability insurance coverage. Each lease is cancelable by the Partnership upon the sale of a Property and payment to the Advisor of a "termination fee." The termination fee generally equals 15% of the amount, if any, by which the Property's sales proceeds exceed the original acquisition cost of the Property plus a 12% compounded annual return on the original acquisition cost minus all rental income received by the Partnership from the Property.

           The Partnership acquired fifteen Properties during 1989 and 1990 and sold one Property and a small portion of another Property in 1993. The Partnership's total investment in the Properties before depreciation charges, including acquisition related costs and improvements, is $33,844,298 at December 31, 1998 and 1997, respectively (see Item 2. Properties).

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

                                          REALTY PARKING PROPERTIES L.P.


Item 2.  Properties

           The Partnership owns fourteen properties in total, twelve of which are wholly owned by the Partnership. The undivided tenants-in-common ownership of two of the properties is noted below. The properties were acquired on an all-cash basis and, therefore, are not subject to a mortgage or other lien or encumbrance. As of December 31, 1998 the Partnership owns the following properties:

                                 Approximate                           Gross            1998
      Location                   Size (Sq. Ft.)    Type           Investment Cost     Rental Income   Lease Date
Birmingham, Alabama                 28,000      276-car garage      $  1,189,603     $   144,354      5/90-    4/00
  Corner of Fourth Ave.
  North and 19th St.

Little Rock, Arkansas               35,000      surface lot            1,002,360          69,100      5/89-    4/04
   East side of Broadway
   between Third and
   Fourth Streets

Los Angeles, California             41,800      surface lot            7,939,864         553,432      6/90-    5/00
   800 Block of S. Main St.

Denver, Colorado                   100,600      surface lots and       6,151,323         500,069     10/89-    9/99
   Fronting on Fourteenth St.                   413-car garage
   between Champa and
   California Streets (1)

Miami, Florida                      90,000      surface lot            4,900,458         340,627      8/89-    7/04
   Block bounded by S. Miami
   Ave., S.E. 2nd St.,
   N.E. 1st Ave. (1)

St. Paul, Minnesota #1              55,880      surface lot            1,463,174         144,717     11/90-   10/00
   Bordered by 7th and 8th
   Streets and N. Jackson
   and Sibley Streets

St. Paul, Minnesota #2              32,930      surface lot              373,748          30,890     11/90-   10/00
   Located on the I94 frontage
   road, north of the Science
   Museum of Minnesota

Kansas City, Missouri               35,650      400-car garage         2,085,380         147,783     10/90-    9/00
   Fronting on Grand Ave.,
   8th St. and Walnut St.

Reno, Nevada                        30,670      surface lot            1,047,190          72,661     12/90-   11/00
   Triangle bordered by E.
   First St., Lake St., and
   Second St.

   (1)The  Partnership   owns   three-quarter   undivided   interests  in  these
      properties with the remaining 25% owned by the Advisor.

                                          REALTY PARKING PROPERTIES L.P.


                                   Approximate                          Gross              1998
      Location                   Size (Sq. Ft.)    Type            Investment Cost    Rental Income   Lease Date

Rochester, New York                  48,970      surface lot           1,134,175          79,025      5/90-   4/00
   Pleasant St. at Andrews
   and N. Clinton Streets

Dayton, Ohio                         40,000      surface lot           1,188,416          82,056     12/89-  11/99
   Corner of Monument Ave.
   and Ludlow St.

Nashville, Tennessee                 33,360      surface lot           1,558,046         103,945     10/90-   9/00
   Commerce St. and
   Seventh Ave.

Houston, Texas                       81,000      surface lot           1,407,423          97,867      8/90-   7/00
   Commerce St. at its
   intersection with Austin St.

Milwaukee, Wisconsin                 36,350      451-car garage        2,403,138         336,147     10/90-   9/00
   East side of N. 7th St.
   and N. 6th St. at West
   Wells St.                                                     ---------------  --------------
                                                                     $33,844,298     $ 2,702,673
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

Item 5.  Market for Registrant's Common Equity and
             Related Stockholder Matters (continued)

                                          REALTY PARKING PROPERTIES L.P.


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

      As of December 31, 1998, there were 3,089 holders of assignee and limited partnership interests of the registrant, owning an aggregate of 1,909,127 units.

      The Partnership made four quarterly cash distributions in 1998, 1997 and 1996 totaling $2,473,212 each year. These distributions were derived from funds provided by operations and a return of capital of $124,170 and $142,963 in 1997 and 1996, respectively.


Item 6.  Selected Financial Data

     Revenues and net earnings information furnished below is for the years ended December 31:

                                         1998              1997             1996             1995            1994
Revenues
Rental income                      $2,702,673        $2,508,271       $2,399,810       $2,376,440        $2,362,440
Interest income                                          47,354           53,389           66,240            86,000
      68,982
Net earnings                                                                                              2,436,246
      2,251,096                     2,169,490         2,193,290        2,174,334
Net earnings per Unit                    1.25              1.16             1.11             1.13              1.12

Total assets                                         34,354,969       34,399,045       34,658,079        34,958,378
      35,247,450

Partners' capital                  34,010,538        34,047,504       34,269,620       34,573,342        35,853,264

Cash distributions
    paid per Unit:
      operations                         1.27              1.21             1.20             1.18              1.20
      return of capital                  -                  .06              .07              .09               .13



      The above selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.

                                          REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations

Liquidity and Capital Resources

      The  Partnership  was fully  invested in parking  properties as it entered
1998. The Partnership currently has no plans to use working capital to perform major repairs or improvements to any of its properties and no acquisitions of additional properties are anticipated.

      The Partnership allocated approximately $2,386,000 (5% of the gross proceeds of its public offering of interests) as initial working capital reserves. As of December 31, 1998 all of these reserves have been released as part of quarterly cash distributions to partners.

      At December 31, 1998, the Partnership had a working capital position that includes cash and cash equivalents of $789,876, accounts receivable (net of real estate taxes payable) of $362,260 and accounts payable of $63,931. Cash and cash equivalents decreased $267,798 during 1998. This decrease represents the net effect of $2,205,414 in cash provided by operating activities and distributions to investors of $2,473,212. It is anticipated that remaining cash and cash equivalents will be sufficient to satisfy the Partnership's liquidity requirements.

      The Partnership made quarterly cash distributions totaling $2,473,212 in 1998, 1997 and 1996. These distributions were derived from funds provided by operations and a return of capital of $124,170 in 1997 and $142,963 in 1996.

      On February 12, 1999, the Partnership made a cash distribution of $618,303 to partners. This distribution comprised $604,298 in funds from operations for the quarter ended December 31, 1998 and a return of capital of $14,005 deemed available for distribution by the General Partner.

Results of Operations

      Parking lot rental income includes base rents and percentage rents earned pursuant to the lease agreements in effect during each period. The Partnership leases its facilities to the Advisor under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the lessee is obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

      Rental income for 1998, 1997 and 1996 totaled  $2,702,673,  $2,508,271 and
$2,399,810, respectively. The increases are a result of increases in percentage rent payments received under the terms of the leases. Percentage rent payments have increased in 1998 and 1997 by 115% and 150%, respectively. During 1998, the Partnership earned percentage rent payments with respect to six of its properties: Birmingham, Denver, Kansas City, Milwaukee, St. Paul- Jackson and St. Paul-Tank. During 1997, the Partnership earned percentage rent payments with respect to three of its properties: Birmingham, Milwaukee and Kansas City. During 1996, the Partnership earned percentage rent payments with respect to two of its properties: Birmingham and Milwaukee. The Birmingham garage generated percentage rents of $61,119 in 1998, $54,844 in 1997 and $30,360 in 1996. The
Milwaukee garage generated percentage rents of $169,576 in 1998, $106,802 in 1997 and $36,269 in 1996. The Kansas City property generated percentage rents of $2,444 in 1998 and $6,211 in 1997. Additionally in 1998, three properties:
Denver, St. Paul-Jackson and St. Paul-Tank, earned percentage rents for the first time of $81,054, $43,001 and $5,066, respectively.

      While Management is pleased by the strong growth in percentage rents during 1998, it recognizes that the revenue increases at the Denver and Milwaukee facilities are due to certain market conditions and are not likely to be repeated. The Denver facility experienced strong revenue growth when the supply of other parking in the City was decreased due to the construction of the Denver Pavilions, a $200 million retail facility. The Denver facility will likely experience a decline in revenues due to the 900 parking spaces available at the Denver Pavilions. The Milwaukee facility experienced an increase in revenues due to the construction of the convention center. The garage is adjacent to the convention center and has been the primary parking location for many of the construction workers. At the completion of construction, it is anticipated that revenues will decline due to the loss of these parkers.

                                          REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations (continued)

Results of Operations (continued)

      Expenses in 1998, net of deprecation, were $189,033, reflecting a slight increase of $3,217 over 1997. This increase is primarily the result of professional consulting services rendered at various facilities. Expenses in 1997, net of depreciation, were $185,816, reflecting an increase of $11,256 over 1996. This increase is primarily the result of increased reimbursement for time spent reviewing various disposition strategies and on its site visits.

      As the Partnership approaches its tenth year, certain leases will commence expiring. In 1999, the following leases will expire: Little Rock, Miami, Denver and Dayton. The leases on the remaining properties will expire in 2000. To date, Allright Corporation, the tenant, has exercised lease extensions under the same terms as those currently in existence for the Little Rock and Miami properties. It is expected that Allright will notify the Partnership of its intentions for the Denver and Dayton facilities in the next few months. It is likely that most leases will be renewed under the existing terms, however, at least some leases are likely to include terms less favorable than those contained in the current arrangements.

Outlook

     Management is pleased by the strong operational gains experienced at the parking facilities in 1998. Of particular significance, three properties:
Denver, St. Paul-Jackson and St. Paul-Tank, earned percentage rents for the first time.

      The Partnership, in accordance with its original investment strategy, continues to examine opportunities for disposition of its facilities. While it has been anticipated that the highest returns would be obtained from selling properties for development potential, strong gains may also be earned from selling properties based on their parking economics.

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

         With respect to its existing computer systems, the General Partner is upgrading, generally in order to meet the demands of its expanding business. In the process, the General Partner is taking steps to identify, correct and/or reprogram and test its existing systems for Year 2000 compliance. It is anticipated that all new system upgrades or reprogramming efforts will be completed by mid-1999, allowing adequate time for testing. The General Partner presently believes that with modification to existing software the Year 2000 issue can be mitigated. However, given the complexity of the Year 2000 issues, there can be no assurances that the General Partner will be able to address the problem without costs and uncertainties that might affect future financial results of the Partnership.

         The General Partner has incurred, and expects to incur additional internal costs as well as other expenses to address the necessary software upgrades, training, data conversion, testing and implementation related to the Year 2000 issue. Such costs are being expensed as incurred. The General Partner does not expect the amounts required to be expensed to have a material effect on the Partnership's financial position or results of operations.

                                          REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (continued)

Year 2000 (continued)

         The Year 2000 issue is expected to affect the systems of various entities with which the Partnership and the General Partner interact including the Advisor of the Partnership's parking properties as well as payors, suppliers and vendors. The Advisor has been queried on its Year 2000 readiness. Management believes the Advisor is addressing and resolving their concerns on a timely basis and will continue to evaluate the Advisor's Year 2000 readiness and develop contingency plans as appropriate. To date, Management is not aware of any significant Year 2000 issue that could materially impact the lessee. There can be no assurance, however, that data produced by systems of other entities, on which the General Partner's systems rely, will be converted on a timely basis or that a failure by another entity's systems to be Year 2000 compliant will not have a material adverse effect on the Partnership.

         Management believes it has an effective program in place to resolve the Year 2000 issue, in a timely manner. Contingency plans involve system enhancement, manual workarounds, and adjusting staffing strategies. Nevertheless, Management believes that it could continue its normal business operations if compliance is delayed. The General Partner does not believe that the Year 2000 issue will materially impact the Partnership's results of operations, liquidity, or capital resources.


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


      None.

                                         REALTY PARKING PROPERTIES L.P.


                                                        PART III

Item 10.  Directors and Executive Officers of the Registrant

      The General Partner of the Partnership is Realty Parking Company, Inc. The Partnership's principal executive offices are located at 225 East Redwood Street, Baltimore, Maryland 21202, telephone (410) 727-4083. The General Partner had primary responsibility for the selection and negotiation of terms concerning the acquisition of the properties' sites, selecting a manager for the interim investments, and the structure of the offering and the Partnership. The General Partner is responsible for overseeing the performance of those who contract with the Partnership, as well as making decisions with respect to the financing, sale and liquidation of the Partnership's assets. It also provides all reports to and communications with investors and others, all distributions and allocations to investors, the administration of the Partnership's business and all filings with the Securities and Exchange Commission and other federal or state regulatory authorities. The Partnership Agreement provides for the removal of the General Partner and the election of successor or additional general partner by investors holding a majority in interest of the Units.

      The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 50, has been a Director and President of the General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 46, has been a Director and Vice President of the General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 52, has been the Secretary of the General Partner and a Vice President and Secretary of, and Legal Counsel for Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 42, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1989. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore, in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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

      For the three years ending December 31, 1998, the Advisor held 43,011 assignee limited partnership interests (an approximate 2% investment in the Partnership).

      There are no arrangements, known to the Partnership, the operation of which may, at a subsequent date, result in a change of control of the registrant.


Item 13.   Certain Relationships and Related Transactions

      The General Partner and its affiliates have and are permitted to engage in transactions with the Partnership. For a summarization of fees paid during 1998, 1997 and 1996, and to be paid to the General Partners and their affiliates at December 31, 1998, see Note 5, "Related Party Transactions," in Item 8, Financial Statements, herein.


                                                        PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) 1. Financial Statements: See Index to Financial Statements in Item 8 on
               page 9, herein.

     2. Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in Item 8 on page 9.

     3.  Exhibits:
           (3, 4) Limited Partnership Agreement on pages 1 through 38 of
                    Exhibit A to the Partnership's Registration Statement on Form S-11 (File No. 33-24961) incorporated herein by reference.
           (13)   Annual Report for 1998.

 (b)  Reports on Form 8-K: None

                                          REALTY PARKING PROPERTIES L.P.

                                           INDEPENDENT AUDITORS' REPORT




The Partners
Realty Parking Properties L.P.:


Under date of January 22,  1999,  we  reported  on the balance  sheets of Realty
Parking Properties L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1998 as contained in the 1998 Annual Report. These financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                            /s/     KPMG LLP


Baltimore, Maryland
January 22, 1999

REALTY PARKING PROPERTIES L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1998

                                                                                                 page 1 of 2

             COLUMN A              COLUMN C              COLUMN D             COLUMN E
                                                        COST CAPITALIZED     GROSS AMOUNT
                                                        SUBSEQUENT             CARRIED
                                  INITIAL COST TO THE   TO ACQUISITION       AT CLOSE OF PERIOD
                                  PARTNERSHIP              LAND     BUILDING   LAND &   BUILDING &
           DESCRIPTION                LAND     BUILDING IMPROVEMENTIMPROVEMENIMPROVEMENTIMPROVEMEN   TOTAL

LITTLE ROCK, ARKANSAS
approximately 35,000 square foot
surface parking lot                $1,001,806                  554            1,002,360         0  1,002,360

MIAMI, FLORIDA
approximately 90,000 square foot
surface parking lot                 4,897,744                2,714            4,900,458         0  4,900,458

DENVER, COLORADO
413 car garage on appoximately
100,600 square foot lot             6,352,707             (201,384)           6,151,323         0  6,151,323

DAYTON, OHIO
approximately 40,000 square foot
surface parking lot                 1,172,759               15,657            1,188,416         0  1,188,416

BIRMINGHAM, ALABAMA
276 car garage on appoximately
28,000 square foot lot                307,221   672,075        570   209,737    307,791   881,812  1,189,603

ROCHESTER, NEW YORK
approximately 48,970 square foot
surface parking lot                 1,133,547                  628            1,134,175         0  1,134,175

LOS ANGELES, CALIFORNIA
approximately 41,800 square foot
surface parking lot                 7,859,891               79,973            7,939,864         0  7,939,864

HOUSTON, TEXAS
approximately 81,000 square foot
surface parking lot                 1,406,643                  780            1,407,423         0  1,407,423

NASHVILLE, TENNESSEE
approximately 33,360 square foot
surface parking lot                 1,557,184                  862            1,558,046         0  1,558,046

KANSAS CITY, MISSOURI
400 car garage on approximately
35,650 square foot lot              1,150,000   625,447     35,639   274,294  1,185,639   899,741  2,085,380

MILWAUKEE, WISCONSIN
451 car garage on approximately
36,350 square foot lot                737,585   929,946      1,329   734,278    738,914 1,664,224  2,403,138

ST. PAUL, MINNESOTA #1
approximately 55,880 square foot
surface parking lot                 1,417,583               45,591            1,463,174         0  1,463,174

ST. PAUL, MINNESOTA #2
approximately 32,930 square foot
surface parking lot                   371,391                2,357              373,748         0    373,748

RENO, NEVADA
approximately 30,670 square foot
surface parking lot                 1,027,839               19,351            1,047,190         0  1,047,190



                                  $30,393,900 2,227,468      4,621 1,218,309 30,398,521 3,445,777 33,844,298


REALTY PARKING PROPERTIES L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1998

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

             COLUMN A                 COLUMN F COLUMN H  COLUMN I
                                                          LIFE ON
                                                           WHICH
                                   ACCUMULATED          DEPRECIATION
                                  DEPRECIATION   DATE   IN LATEST I/S
           DESCRIPTION                 ("A/D") ACQUIRED IS COMPUTED

LITTLE ROCK, ARKANSAS
approximately 35,000 square foot
surface parking lot                        N/A   1989       N/A

MIAMI, FLORIDA
approximately 90,000 square foot
surface parking lot                        N/A   1989       N/A

DENVER, COLORADO
413 car garage on appoximately
100,600 square foot lot                10,752    1989   SEE NOTE 5

DAYTON, OHIO
approximately 40,000 square foot
surface parking lot                     7,458    1989   SEE NOTE 5

BIRMINGHAM, ALABAMA
276 car garage on appoximately
28,000 square foot lot                205,781    1990   SEE NOTE 5

ROCHESTER, NEW YORK
approximately 48,970 square foot
surface parking lot                        N/A   1990       N/A

LOS ANGELES, CALIFORNIA
approximately 41,800 square foot
surface parking lot                    25,200    1990   SEE NOTE 5

HOUSTON, TEXAS
approximately 81,000 square foot
surface parking lot                        N/A   1990       N/A

NASHVILLE, TENNESSEE
approximately 33,360 square foot
surface parking lot                        N/A   1990       N/A

KANSAS CITY, MISSOURI
400 car garage on approximately
35,650 square foot lot                246,838    1990   SEE NOTE 5

MILWAUKEE, WISCONSIN
451 car garage on approximately
36,350 square foot lot                395,383    1990   SEE NOTE 5

ST. PAUL, MINNESOTA #1
approximately 55,880 square foot
surface parking lot                    20,119    1990   SEE NOTE 5

ST. PAUL, MINNESOTA #2
approximately 32,930 square foot
surface parking lot                     1,049    1990   SEE NOTE 5

RENO, NEVADA
approximately 30,670 square foot
surface parking lot                     9,385    1990   SEE NOTE 5



                                      921,965

(1)                                   1998                 1997                 1996
                                   REAL ESTATE    A/D  REAL ESTATE    A/D   REAL ESTATE     A/D

BALANCE AT BEGINNING OF PERIOD    $33,844,298   797,217 33,844,298   672,469 33,683,487   550,469
ADDITIONS TO INVESTMENT IN R/E              0   124,748          0   124,748    160,811   122,000
BALANCE AT CLOSE OF PERIOD        $33,844,298   921,965 33,844,298   797,217 33,844,298   672,469


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $33,844,298 AT DECEMBER 31, 1998 (3) SEE NOTE 3 OF NOTES TO THE FINANCIAL STATEMENTS FOR INFORMATION REGARDING THE PARTNERSHIP'S
       INVESTMENT IN REAL ESTATE.
(4) THERE ARE NO ENCUMBRANCES ON THE REAL ESTATE SET FORTH ABOVE.
(5) LAND IMPROVEMENTS ARE DEPRECIATED OVER 15 YEARS STRAIGHT LINE
     BUILDING & IMPROVEMENTS IN SERVICE PRIOR TO JANUARY 1, 1994 ARE DEPRECIATED OVER 31.5 YEARS STRAIGHT LIN BUILDING & IMPROVEMENTS IN SERVICE AFTER JANUARY 1, 1994 ARE DEPRECIATED OVER 39 YEARS STRAIGHT LINE

                         REALTY PARKING PROPERTIES L.P.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         REALTY PARKING PROPERTIES L. P.




DATE:   3/19/99                BY:  /s/ John M. Prugh
                                     John M. Prugh
                                     President and Director
                                     Realty Parking Company, Inc.
                                     General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.



DATE:   3/19/99                BY:   /s/  John M. Prugh
                                    John M. Prugh
                                    President and Director
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/22/99                BY:   /s/  Peter E. Bancroft
                                    Peter E. Bancroft
                                    Vice President and Director
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/22/99                BY:   /s/  Terry F. Hall
                                    Terry F. Hall
                                    Secretary
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/19/99                BY:   /s/  Timothy M. Gisriel
                                    Timothy M. Gisriel
                                    Treasurer
                                    Realty Parking Company, Inc.
                                    General Partner