Form 10-Q
period 1999-03-31
REALTY PARKING PROPERTIES LP
filed 1999-05-13
CIK 841127

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

                     For the quarterly period ended March 31, 1999

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from to


           For Quarter Ended March 31, 1999     Commission file number 0-17616

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

              REALTY PARKING PROPERTIES L.P.
                      Balance Sheets

                                                            March 31,
                                                              1999       December 31,
                                                           (Unaudited)       1998

Assets
  Investment in real estate                               $32,891,146   $ 32,922,333
  Cash and cash equivalents                                 1,075,130        789,876
  Accounts receivable                                         280,500        642,760

                                                          $34,246,776   $ 34,354,969


Liabilities and Partners' Capital
    Accounts payable and accrued expenses                 $    18,963   $     31,241
    Due to affiliate                                           36,687         32,690
    Real estate taxes payable                                 280,500        280,500
                                                              336,150        344,431


  Partners' Capital
    General Partner                                           (57,967)       (55,969)
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                    33,968,493     34,066,407
    Subordinated Limited Partner                                  100            100
                                                           33,910,626     34,010,538

                                                          $34,246,776   $ 34,354,969

      See accompanying notes to financial statements

              REALTY PARKING PROPERTIES L.P.
                 Statements of Operations
                       (Unaudited)

                                                           Three Months Ended
                                                           March 31,  March 31,
                                                             1999       1998

Revenues
   Parking lot rental                                     $ 585,103  $ 585,103
   Interest income                                           10,102     12,628
                                                            595,205    597,731

Expenses
   Administrative, including amounts
       to related party                                      29,090     30,705
   Professional fees                                          4,500      6,646
   Management fees to related party                          12,037     11,964
   Depreciation                                              31,187     31,187
                                                             76,814     80,502

Net earnings                                              $ 518,391  $ 517,229

Net earnings per unit of assignee and
  limited partnership interests-basic                     $    0.27  $    0.27

                 See accompanying notes to financial statements

              REALTY PARKING PROPERTIES L.P.
             Statements of Partners' Capital
    For the Three Months Ended March 31, 1999 and 1998
                       (Unaudited)

                                                            Assignee
                                                           and Limited  Subordinated
                                                           Partnership    Limited      General
                                                            Interests     Partner      Partner      Total



Balance at December 31, 1998                              $34,066,407  $        100  $ (55,969) $34,010,538

Net earnings                                                  508,023           -       10,368      518,391

Distribution to partners                                     (605,937)          -      (12,366)    (618,303)

Balance at March 31, 1999                                 $33,968,493  $        100  $ (57,967) $33,910,626



Balance at December 31, 1997                              $34,102,634  $        100  $ (55,230) $34,047,504

Net earnings                                                  506,884           -       10,345      517,229

Distribution to partners                                     (605,937)          -      (12,366)    (618,303)

Balance at March 31, 1998                                 $34,003,581  $        100  $ (57,251) $33,946,430

                 See accompanying notes to financial statements

              REALTY PARKING PROPERTIES L.P.
                 Statements of Cash Flows
                       (Unaudited)

                                                           Three Months Ended
                                                           March 31, 1999  March 31, 1998

Cash flows from operating activities
  Net earnings                                            $      518,391  $      517,229
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Depreciation of properties                                  31,187          31,187
      Changes in assets and liabilities
         Decrease in accounts receivable                         362,260             -
         Decrease in accounts payable and accrued expenses       (12,278)         (4,978)
         Increase in due to affiliate                              3,997           9,807
Net cash provided by operating activities                        903,557         553,245

Cash flows from financing activities -
   distribution to partners                                     (618,303)       (618,303)


Net increase (decrease) in cash and cash equivalents             285,254         (65,058)
Cash and cash equivalents
    Beginning of period                                          789,876       1,057,674

    End of period                                         $    1,075,130  $      992,616


                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                 March 31, 1999
                                   (Unaudited)


(1)      The Partnership and Basis of Preparation

         The accompanying financial statements of Realty Parking Properties L.P. (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1998 Annual Report.


(2)      Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at March 31, 1999 and December 31, 1998.


(3)      Investment in Real Estate

         Investment in real estate is summarized as follows:

                                                       March 31, 1999         December 31, 1998

         Land                                            $30,207,717               $30,207,717
         Buildings                                         3,445,777                 3,445,777
         Land Improvements                                   190,804                   190,804
                                                          33,844,298                33,844,298
         Less:  accumulated depreciation                    (953,152)                 (921,965)
                                 Total                   $32,891,146               $32,922,333

         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


(4)      Related Party Transactions

         The Partnership's general partner earned a management fee of $12,037 and $11,964 (1% of gross revenues of the properties and other sources of income) during the three months ended March 31, 1999 and 1998, respectively. The general partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $24,650 and $28,841 for the three months ended March 31, 1999 and 1998, respectively.


(5)      Net Earnings Per Unit of Assignee and Limited Partnership Interests

         Net earnings per unit of assignee and limited partnership interests is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                 March 31, 1999
                                   (Unaudited)

(6)      Subsequent Event

         On May 12, 1999, the Partnership made a cash distribution totaling $618,303 of which 98% was allocated to assignee and limited partners. The distribution comprised $549,578 in funds provided by operations during the quarter ended March 31, 1999 and a return of capital of $68,725. Assignee and limited partners received a cash distribution of $.317 per original $25 unit.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

         At March 31, 1999, the Partnership had a working capital position that includes cash and cash equivalents of $1,075,130 and accounts payable of $55,650. Cash and cash equivalents increased $285,254 during the quarter ended March 31, 1999. This increase represents the net effect of $903,557 in cash provided by operating activities and distributions to investors of $618,303. It is anticipated that remaining cash and cash equivalents will be sufficient to satisfy the Partnership's liquidity requirements.

         On May 12, 1999, the Partnership made a cash distribution totaling $618,303 of which 98% was allocated to assignee and limited partners. The distribution comprised $549,578 in funds provided by operations during the quarter ended March 31, 1999 and a return of capital of $68,725, deemed available for distribution by the General Partner.

         The Partnership currently has no plans to use working capital to perform major repairs or improvements to any of its properties and no acquisitions of additional properties are anticipated.

Results of Operations

         Parking lot rental income includes base rents and percentage rents earned pursuant to the lease agreements in effect during each period. The Partnership leases its facilities to Allright Corporation (the "Advisor") under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the lessee is obligated to pay percentage rent, calculated as a percentage of gross parking revenues. Total parking lot rents of $585,103 were earned during the first quarter of 1999, consistent with the same period in 1998. No percentage rents were earned during the first quarter of 1999 or 1998.

         Expenses incurred during the first quarter of 1999 (net of depreciation) were $45,627, reflecting a decrease of $3,688 from 1998. The decrease is primarily the result of lower administrative and professional costs.

         As the Partnership approaches its tenth year certain leases will commence expiring. The following leases will expire during 1999: Little Rock, Miami, Denver and Dayton. The leases on the remaining properties will expire in 2000. To date, the Advisor has exercised lease extensions under the same terms as those currently in existence for the Little Rock and Miami properties. It is expected that the Advisor will notify the Partnership of its intentions for the Denver and Dayton facilities in the next few months. It is likely that most leases will be renewed under the existing terms, however, at least some leases are likely to include terms less favorable than those contained in the current arrangements.

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

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Outlook (continued)

         During the first quarter, the Partnership's Advisor was acquired by Central Parking Systems. While certain parking facilities could be run by Central Parking Systems in the future, most facilities will continue to be operated by the Advisor. All terms and conditions of the parking leases will continue to remain in effect, whether the facilities are operated by the Advisor or Central Parking Systems.


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

         The Year 2000 issue is expected to affect the systems of various entities with which the Partnership and the General Partner interact including the Advisor of the Partnership's parking properties as well as payors, suppliers and vendors. The Advisor has been queried on its Year 2000 readiness. Management believes the Advisor is addressing and resolving their concerns on a timely basis and will continue to evaluate the Advisor's Year 2000 readiness and develop contingency plans as appropriate. To date, Management is not aware of any significant Year 2000 issue that could materially impact the Advisor. There can be no assurance, however, that data produced by systems of other entities, on which the General Partner's systems rely, will be converted on a timely basis or that a failure by another entity's systems to be Year 2000 compliant will not have a material adverse effect on the Partnership.

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

                         REALTY PARKING PROPERTIES L.P.


PART I.   FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

                  Inapplicable




PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

                  Inapplicable

Item 2.     Changes in Securities and Use of Proceeds

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



                                        REALTY PARKING PROPERTIES L.P.




DATE:  5/13/99                         By:   /s/  John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Realty Parking Company, Inc.
                                            General Partner



DATE:  5/13/99                         By:   /s/ Timothy M. Gisriel
                                             Timothy M. Gisriel
                                             Treasurer
                                             Realty Parking Company, Inc.
                                             General Partner