Form 10-Q
period 1999-06-30
REALTY PARKING PROPERTIES LP
filed 1999-08-12
CIK 841127

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


        (Mark One)
        { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


     For Quarter Ended June 30, 1999     Commission file number 0-17616

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

        Yes     X                                    No

                         REALTY PARKING PROPERTIES L.P.




                                      INDEX



                                                                    Page No.
Part I.    Financial Information


    Item 1.   Financial Statements

                 Balance Sheets                                          1
                 Statements of Operations                                2
                 Statements of Partners' Capital                         3
                 Statements of Cash Flows                                4
                 Notes to Financial Statements                          5-6


    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    7-9

    Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk                                  10


Part II.      Other Information

    Item 1. through Item 6.                                              10

     Signatures                                                          11

                         REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets


                                                            June 30,
                                                              1999       December 31,
                                                           (Unaudited)       1998


Assets
  Investment in real estate                               $32,859,960   $ 32,922,333
  Cash and cash equivalents                                 1,004,682        789,876
  Accounts receivable                                         350,500        642,760

                                                          $34,215,142   $ 34,354,969


Liabilities and Partners' Capital
    Accounts payable and accrued expenses                 $    15,719   $     31,241
    Due to affiliate                                           38,473         32,690
    Real estate taxes payable                                 280,500        280,500
                                                              334,692        344,431


  Partners' Capital
    General Partner                                           (58,571)       (55,969)
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                    33,938,921     34,066,407
    Subordinated Limited Partner                                  100            100
                                                           33,880,450     34,010,538

                                                          $34,215,142   $ 34,354,969

                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended   Six Months Ended
                                                           June 30,  June 30,    June 30,    June 30,
                                                             1999      1998        1999        1998

Revenues
   Parking lot rental                                     $655,103  $640,103   $1,240,206  $1,225,206
   Interest income                                          11,435    12,653       21,537      25,281
                                                           666,538   652,756    1,261,743   1,250,487

Expenses
   Administrative, including amounts
     to related party                                       30,268    27,019       59,359      57,723
   Professional fees                                         6,822     6,836       11,322      13,482
   Management fees to related party                         10,134    10,682       22,171      22,646
   Depreciation                                             31,187    31,187       62,373      62,374
                                                            78,411    75,724      155,225     156,225

Net earnings                                              $588,127  $577,032   $1,106,518  $1,094,262

Net earnings per unit of assignee
  and limited partnership interest-basic                  $   0.30  $   0.30   $     0.57  $     0.56


                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                             Assignee
                                                           and Limited   Subordinated
                                                           Partnership     Limited      General
                                                            Interests      Partner      Partner      Total



Balance at December 31, 1998                              $ 34,066,407  $        100  $ (55,969) $ 34,010,538

Net earnings                                                 1,084,388           -       22,130     1,106,518

Distributions to partners                                   (1,211,874)          -      (24,732)   (1,236,606)

Balance at June 30, 1999                                  $ 33,938,921  $        100  $ (58,571) $ 33,880,450



Balance at December 31, 1997                              $ 34,102,634  $        100  $ (55,230) $ 34,047,504

Net earnings                                                 1,072,377           -       21,885     1,094,262

Distributions to partners                                   (1,211,874)          -      (24,732)   (1,236,606)

Balance at June 30, 1998                                  $ 33,963,137  $        100  $ (58,077) $ 33,905,160


                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                  Six Months Ended
                                                           June 30, 1999  June 30, 1998


Cash flows from operating activities
  Net earnings                                            $   1,106,518  $   1,094,262
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Depreciation of properties                                 62,373         62,374
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable             292,260        (55,000)
         Decrease in accounts payable and accrued expenses      (15,522)        (6,710)
         Increase in due to affiliate                             5,783          5,355
Net cash provided by operating activities                     1,451,412      1,100,281

Cash flows from financing activities -
   distributions to partners                                 (1,236,606)    (1,236,606)


Net increase (decrease) in cash and cash equivalents            214,806       (136,325)
Cash and cash equivalents
    Beginning of period                                         789,876      1,057,674

    End of period                                         $   1,004,682  $     921,349


                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)


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


(2)      Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at June 30, 1999 and December 31, 1998.


(3)      Investment in Real Estate

         Investment in real estate is summarized as follows:

                                                                   June 30, 1999         December 31, 1998

         Land                                                       $30,207,717               $30,207,717
         Buildings                                                    3,445,777                 3,445,777
         Land Improvements                                              190,804                   190,804
                                                                     33,844,298                33,844,298
         Less:  accumulated depreciation                               (984,338)                 (921,965)
                                 Total                              $32,859,960               $32,922,333

         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


(4)      Related Party Transactions

         The Partnership's general partner earned a management fee of $10,134 and $10,682 during the three months ended June 30, 1999 and 1998, respectively, and $22,171 and $22,646 during the six months ended June 30, 1999 and 1998, respectively. The general partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $28,339 and $25,671 for the three months ended June 30, 1999 and 1998, respectively, and $52,989 and $54,512 for the six months ended June 30, 1999 and 1998, respectively.


(5)      Net Earnings Per Unit of Assignee and Limited Partnership Interests

         Net earnings per unit of assignee and limited partnership interests is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)


(6)      Subsequent Event

         On August 13, 1999, the Partnership intends to make a cash distribution totaling $618,303 of which 98% will be allocated to assignee and limited partners. The distribution is comprised of funds provided by operations through June 30, 1999. Assignee and limited partners will receive a cash distribution of $.317 per original $25 unit.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

         At June 30, 1999, the Partnership had a working capital position that includes cash and cash equivalents of $1,004,682 and accounts payable of $54,192. Cash and cash equivalents decreased $70,448 during the quarter ended June 30, 1999. This decrease represents the net effect of $547,855 in cash provided by operating activities and distributions to investors of $618,303.

         On August 13, 1999, the Partnership intends to make a cash distribution totaling $618,303 of which 98% will be allocated to assignee and limited partners. The distribution is comprised of funds provided by operations through June 30, 1999.

         The  Partnership  currently  has no plans  to use  working  capital  to perform major repairs or improvements to any of its properties and no acquisitions of additional properties are anticipated. It is anticipated that remaining cash and cash equivalents will be sufficient to satisfy the Partnership's liquidity requirements.


Results of Operations

         Parking lot rental income includes base rents and percentage rents earned pursuant to the lease agreements in effect during each period. The Partnership leases its facilities to Allright Corporation (the "Advisor") under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the lessee is obligated to pay percentage rent, calculated as a percentage of gross parking revenues. Total parking lot rents were $655,103 and $640,103 during the three months ended June 30, 1999 and 1998, respectively, and $1,240,206 and $1,225,206 during the six months ended June 30, 1999 and 1998, respectively. During the first six months of 1999, the Partnership earned percentage rent at the Birmingham facility totaling $70,000, representing a $15,000 increase over the same period in 1998.

         Expenses, net of depreciation, totaled $47,224 and $44,537 during the three months ended June 30, 1999 and 1998, respectively, and $92,851 and $93,851 during the six months ended June 30, 1999 and 1998, respectively. For the three and six months ended June 30, 1999, the Partnership's expenses have remained consistent with the same periods in 1998.

         As the Partnership approached its tenth year certain leases commenced expiring. The following leases expire during 1999: Little Rock, Miami, Denver and Dayton. The leases on the remaining properties will expire in 2000. To date, the Advisor has exercised lease extensions under the same terms as those currently in existence for the Little Rock, Miami and Denver properties. It is expected that the Advisor will notify the Partnership of its intentions for the Dayton facility in the next few months. It is likely that most leases will be renewed under the existing terms, however, at least some leases are likely to include terms less favorable than those contained in the current arrangements.


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

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Outlook (continued)

         During the second quarter of 1999, a national firm submitted Letters of Intent for the Partnership's Denver and Milwaukee properties. In addition, an option agreement was received for a portion of the Partnership's St. Paul-Tank property. Management has reviewed the offers for the Milwaukee and St. Paul-Tank properties and is in the process of negotiating contracts with the potential buyers. The Denver property is owned jointly with Allright Corporation which has the Right of First Refusal. Allright is currently reviewing the terms of the Letter of Intent and will notify the Partnership of its intentions regarding the purchase of the portion of the property it does not currently own. If Allright elects not to purchase the property Management will commence negotiating a contract with the firm who submitted the Letter of Intent.

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

         With respect to its existing computer systems, the General Partner is upgrading, generally in order to meet the demands of its expanding business. In the process, the General Partner is taking steps to identify, correct and/or reprogram and test its existing systems for Year 2000 compliance. It is anticipated that all new system upgrades or reprogramming efforts will be completed by September 30, 1999, allowing adequate time for testing. The General Partner presently believes that with modification to existing software the Year 2000 issue can be mitigated. However, given the complexity of the Year 2000 issues, there can be no assurances that the General Partner will be able to address the problem without costs and uncertainties that might affect future financial results of the Partnership.

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

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Year 2000 (continued)

         The Year 2000 issue is expected to affect the systems of various entities with which the Partnership and the General Partner interact including the lessee of the Partnership's parking properties as well as payors, suppliers and vendors. The lessee has been queried on its Year 2000 readiness. Management believes the lessee is addressing and resolving its concerns on a timely basis and will continue to evaluate the lessee's Year 2000 readiness and develop contingency plans as appropriate. To date, Management is not aware of any significant Year 2000 issue that could materially impact the lessee. There can be no assurance, however, that data produced by systems of other entities, on which the General Partner's systems rely, will be converted on a timely basis or that a failure by another entity's systems to be Year 2000 compliant will not have a material adverse effect on the Partnership.

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

                  a)  Exhibits:   Financial Data Schedule

                  b)  Reports on Form 8-K:   None

                         REALTY PARKING PROPERTIES L.P.




                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        REALTY PARKING PROPERTIES L.P.




DATE:  8/10/99                         By:   /s/  John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Realty Parking Company, Inc.
                                            General Partner



DATE:  8/10/99                         By:   /s/ Timothy M. Gisriel
                                             Timothy M. Gisriel
                                             Treasurer
                          Realty Parking Company, Inc.
                                             General Partner