Form 10-Q
period 1999-09-30
REALTY PARKING PROPERTIES LP
filed 1999-11-12
CIK 841127

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


        (Mark One)
        { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                   to

     For Quarter Ended  September 30, 1999    Commission file number 0-17616

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

                        REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets

                                                    Sept. 30,
                                                      1999            December 31,
                                                   (Unaudited)            1998

Assets
  Investment in real estate                       $  32,828,772     $  32,922,333
  Cash and cash equivalents                             942,452           789,876
  Accounts receivable                                   569,486           642,760

                                                  $  34,340,710     $  34,354,969


Liabilities and Partners' Capital
    Accounts payable and accrued expenses         $      24,834     $      31,241
    Due to affiliate                                     30,857            32,690
    Real estate taxes payable                           280,500           280,500
                                                        336,191           344,431


  Partners' Capital
    General Partner                                     (56,089)          (55,969)
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding              34,060,508        34,066,407
    Subordinated Limited Partner                            100               100
                                                     34,004,519        34,010,538

                                                  $  34,340,710     $  34,354,969


                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)


                                                Three Months Ended         Nine Months Ended
                                             Sept. 30,     Sept. 30,    Sept. 30,     Sept. 30,
                                               1999          1998         1999          1998
Revenues
   Parking lot rental                      $  802,065   $   842,772   $ 2,042,272   $ 2,067,978
   Interest income                             11,283        11,227        32,820        36,508
                                              813,348       853,999     2,075,092     2,104,486

Expenses
   Administrative, including amounts
     to related party                          26,427        25,611        85,785        83,334
   Professional fees                            4,500        17,800        15,822        31,282
   Management fees to related party             8,863        10,528        31,034        33,174
   Depreciation                                31,187        31,187        93,561        93,561
                                               70,977        85,126       226,202       241,351

Net earnings                               $  742,371   $   768,873   $ 1,848,890   $ 1,863,135

Net earnings per unit of assignee
  and limited partnership interest-basic   $     0.38   $      0.39   $      0.95   $      0.96



                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
             For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                       Assignee
                                     and Limited    Subordinated
                                     Partnership       Limited      General
                                      Interests        Partner      Partner          Total

Balance at December 31, 1998        $ 34,066,407     $    100     $ (55,969)    $  34,010,538

Net earnings                           1,811,912          -          36,978         1,848,890

Distributions to partners             (1,817,811)         -         (37,098)       (1,854,909)

Balance at September 30, 1999       $ 34,060,508     $    100     $ (56,089)    $  34,004,519



Balance at December 31, 1997        $ 34,102,634     $    100     $ (55,230)    $  34,047,504

Net earnings                           1,825,872          -          37,263         1,863,135

Distributions to partners             (1,817,811)         -         (37,098)       (1,854,909)

Balance at September 30, 1998       $ 34,110,695     $    100     $ (55,065)    $  34,055,730


                 See accompanying notes to financial statements
                                        3

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                  Sept. 30, 1999     Sept. 30, 1998
Cash flows from operating activities
  Net earnings                                                     $   1,848,890      $   1,863,135
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Depreciation of properties                                          93,561             93,561
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable                       73,274           (312,669)
         Decrease in accounts payable and accrued expenses                (6,407)            (1,940)
         Increase (decrease) in due to affiliate                          (1,833)             1,824
Net cash provided by operating activities                              2,007,485          1,643,911

Cash flows from financing activities -
   distributions to partners                                          (1,854,909)        (1,854,909)


Net increase (decrease) in cash and cash equivalents                     152,576           (210,998)
Cash and cash equivalents
    Beginning of period                                                  789,876          1,057,674

    End of period                                                  $     942,452  $         846,676

                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)


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


(2)      Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at September 30, 1999 and December 31, 1998.


(3)      Investment in Real Estate

         Investment in real estate is summarized as follows:

                                              September 30, 1999         December 31, 1998

         Land                                       $30,207,717               $30,207,717
         Buildings                                    3,445,777                 3,445,777
         Land Improvements                              190,804                   190,804
                                                     33,844,298                33,844,298
         Less:  accumulated depreciation             (1,015,526)                 (921,965)
                                 Total             $ 32,828,772               $32,922,333

         Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


(4)      Related Party Transactions

         The Partnership's general partner earned a management fee of $8,863 and $10,528 during the three months ended September 30, 1999 and 1998, respectively, and $31,034 and $33,174 during the nine months ended September 30, 1999 and 1998, respectively. The general partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $21,994 and $22,295 for the three months ended September 30, 1999 and 1998, respectively, and $74,983 and $76,807 for the nine months ended September 30, 1999 and 1998, respectively.


(5)      Net Earnings Per Unit of Assignee and Limited Partnership Interests

         Net earnings per unit of assignee and limited partnership interests is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

(6)      Subsequent Event

         On  November  15,  1999,  the  Partnership   intends  to  make  a  cash
         distribution totaling $618,303 of which 98% will be allocated to assignee and limited partners. The distribution is comprised of funds provided by operations through September 30, 1999. Assignee and limited partners will receive a cash distribution of $.317 per original $25 unit.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

         At September 30, 1999, the Partnership had a working capital position that includes cash and cash equivalents of $942,452, accounts receivable (net of real estate taxes) of $288,986, and accounts payable of $55,691. Cash and cash equivalents decreased $62,230 during the quarter ended September 30, 1999. This decrease represents the net effect of $556,073 in cash provided by operating activities and distributions to investors of $618,303.

         On November 15, 1999, the Partnership intends to make a cash distribution totaling $618,303 of which 98% will be allocated to assignee and limited partners. The distribution is comprised of funds provided by operations through September 30, 1999.

         The  Partnership  currently  has no plans  to use  working  capital  to perform major repairs or improvements to any of its properties and no acquisitions of additional properties are anticipated. It is anticipated that remaining cash and cash equivalents will be sufficient to satisfy the Partnership's liquidity requirements.

Results of Operations

         Parking lot rental income includes base rents and percentage rents earned pursuant to the lease agreements in effect during each period. The Partnership leases its facilities to Allright Corporation (the "Advisor") under terms that typically include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the lessee is obligated to pay percentage rent, calculated as a percentage of gross parking revenues. Total parking lot rents were $802,065 and $842,772 during the three months ended September 30, 1999 and 1998, respectively, and $2,042,272 and $2,067,978 during the nine months ended September 30, 1999 and 1998, respectively. During the first nine months of 1999, the Partnership earned percentage rents at the Birmingham, Denver and Milwaukee facilities totaling $286,962, representing a $25,706 decrease over the same period in 1998. The decline in percentage rents is largely attributable to lower revenues at the Denver facility, brought about by an increase in the supply of parking around the property, and was anticipated as the market absorbs the increased supply of parking.

         Expenses, net of depreciation, totaled $39,790 and $53,939 during the three months ended September 30, 1999 and 1998, respectively, and $132,641 and $147,790 during the nine months ended September 30, 1999 and 1998, respectively. For the three and nine months ended September 30, 1999, the Partnership's expenses have decreased from the same periods in 1998. Consulting services were rendered at various facilities during 1998 that were not repeated in 1999.

Outlook

         As the Partnership entered its tenth year, certain leases expired. The following leases expired during 1999: Little Rock, Miami, Denver and Dayton. The leases on the remaining properties will expire in 2000. To date, the Advisor has exercised lease extensions under the same terms as those currently in existence for the Little Rock, Miami and Denver properties. The Advisor notified the Partnership that it would not extend its lease on the Dayton facility. Management is currently reviewing several strategic alternatives for this facility. Until a final alternative is determined, the facility will be operated under a management contract with a national parking operator for a fee. Under this arrangement, the return generated by the Dayton facility will decline by an estimated $50,000 on an annual basis from the return under the previous lease arrangement with the Advisor. It is still likely that most leases that expire in 2000 will be renewed under the existing terms, however, at least some leases of properties similar to

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Outlook (continued)

Dayton are likely to include terms less favorable than those contained in the current lease arrangements. The renewal of leases on less favorable terms than the existing lease arrangements is not expected to negatively impact the Partnership's operating liquidity needs. However, the Partnership may need to adjust its distribution rate to investors in the future to reflect the actual terms of the lease renewals.

         The Partnership, in accordance with its original investment strategy, continues to examine opportunities for disposition of its facilities. While it has been anticipated that the highest returns would be obtained from selling properties for development potential, strong gains may also be earned from selling properties based on their parking economics.

         The  Partnership  has  received  strong  interest  in  several  of  its properties. A national firm has submitted Letters of Intent for the Partnership's Denver and Milwaukee properties. In addition, an option agreement was received for the Partnership's St. Paul-Tank property. Management has reviewed the offers for the Milwaukee and St. Paul-Tank properties and is in the process of negotiating contracts with the potential buyers. The Denver property is owned jointly with Allright Corporation which has a Right of First Refusal. Allright has decided to exercise its Right of First Refusal for the purchase of the portion of the property it does not currently own in the amount of $8,625,000. A sale date is currently scheduled for December 15, 1999. There is no assurance that an acceptable contract can be negotiated on the Milwaukee and/or St. Paul-Tank properties or that if negotiated, the buyers will close on these properties or the Denver property.

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

         With respect to its existing computer systems, the General Partner has upgraded in order to meet the demands of its expanding business. In the process, the General Partner is taking steps to identify, correct and/or reprogram and test its existing systems for Year 2000 compliance. All new system upgrades and reprogramming efforts were substantially completed by October 29, 1999 and system testing is currently underway. However,

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Year 2000 (continued)

given the complexity of the Year 2000 issues, there can be no assurances that the General Partner will be able to address the problem without costs and uncertainties that might affect future financial results of the Partnership.

         The General Partner has incurred, and expects to incur additional internal costs as well as other expenses to address the necessary testing and implementation related to the Year 2000 issue. Costs are being expensed as incurred. The General Partner does not expect the amounts required to be expensed to have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 issue is expected to affect the systems of various entities with which the Partnership and the General Partner interact including the lessee of the Partnership's parking properties as well as payors, suppliers and vendors. The lessee has been queried on its Year 2000 readiness. Management believes the lessee has addressed its concerns on a timely basis and will continue to evaluate the lessee's Year 2000 readiness and develop contingency plans as appropriate. To date, Management is not aware of any significant Year 2000 issue that could materially impact the lessee. There can be no assurance, however, that data produced by systems of other entities, on which the General Partner's systems rely, will be converted on a timely basis or that a failure by another entity's systems to be Year 2000 compliant will not have a material adverse effect on the Partnership.

         Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Contingency plans involve system enhancement, manual workarounds, and adjusting staffing strategies. Nevertheless, Management believes that it could continue its normal business operations if compliance is delayed. The General Partner does not believe that the Year 2000 issue will materially impact the Partnership's results of operations, liquidity, or capital resources.

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



                              REALTY PARKING PROPERTIES L.P.




DATE:  11/10/99               By:   /s/  John M. Prugh
                                  John M. Prugh
                                  President and Director
                                  Realty Parking Company, Inc.
                                  General Partner



DATE:  11/10/99               By:  /s/ Timothy M. Gisriel
                                  Timothy M. Gisriel
                                  Treasurer
                                  Realty Parking Company, Inc.
                                  General Partner