Form 10-K
period 1999-12-31
REALTY PARKING PROPERTIES LP
filed 2000-03-30
CIK 841127

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)
       { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended December 31, 1999

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

              Yes     X                                   No

  As of December 31, 1999, there were 1,909,127 Units of Assignee and Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference

The Annual Report for 1999 is incorporated by reference.

                         REALTY PARKING PROPERTIES L.P.



                                      INDEX

Part I                                                                                      Page(s)


           Item 1.     Business                                                                 3-4
           Item 2.     Properties                                                               4-5
           Item 3.     Legal Proceedings                                                          5
           Item 4.     Submission of Matters to a Vote of Security Holders                        6


Part II.


           Item 5.     Market for Registrant's Common Equity

                                and Related Stockholder Matters                                   6
           Item 6.     Selected Financial Data                                                    6
           Item 7.     Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                             7-8
           Item 7a.    Quantitative and Qualitative Disclosures About Market Risk                 8
           Item 8.     Financial Statements and Supplementary Data                                9
           Item 9.     Changes in and Disagreements with Accountants on
                                Accounting and Financial Disclosure                               9

Part III.

           Item 10.    Directors and Executive Officers of the Registrant                        10
           Item 11.    Executive Compensation                                                    11
           Item 12.    Security Ownership of Certain Beneficial Owners
                                and Management                                                   11
           Item 13.    Certain Relationships and Related Transactions                            11


Part IV.


           Item 14.    Exhibits, Financial Statement Schedules and
                                Reports on Form 8-K                                           11-14

           Signatures                                                                            15



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

     The General Partner of the Partnership is Realty Parking Company, Inc., a Maryland corporation.

           A minimum of 80,000 units of assignee limited partnership interests (the "Units") and an increased maximum of 2,400,000 Units were registered under the Securities and Exchange Act of 1933, as amended. Throughout 1988 and 1989, investors holding 1,909,087 Units, or $47,727,175 of gross offering proceeds, were recognized on the books of the Partnership and the selling effort was completed in November 1989. The offering proceeds, net of issuance-related fees, were used to acquire the Properties and make necessary improvements on an all-cash basis.

           The Partnership has an Investment Advisory Agreement with Central Parking System, Inc. (the "Advisor"). The Advisor identified properties for purchase by the Partnership and leased such properties from the Partnership following acquisition. Pursuant to the Investment Advisory Agreement, the Advisor will earn a fee upon disposition of a property equal to 2% of the contract price for the sale of the property, if the property is leased to the Advisor at the time of sale. Such fee is earned for services rendered to advise the general partner on the timing and pricing of property sales.

           The Partnership initially leased its parking properties to the Advisor for periods of 10 years, expiring between April 1999 and November 2000, with options to extend the leases for two additional terms of five years. The Advisor has exercised extension options for three properties held at December 31, 1999. Under the terms of the leases, the Advisor is responsible for all operating costs, including ad valorem real estate taxes and general and garage liability insurance coverage.

           Under the terms of the leases, the Advisor is obligated to pay the Partnership the greater of minimum rent plus reimbursement of real estate taxes or 60% of gross parking revenues ("percentage rent"). Percentage rents earned during 1999, 1998 and 1997 totaled $326,976, $362,260 and $167,858, respectively. The minimum rents are 7.0% of certain acquisition costs. Parking lot rents of $ 2,308,135 in 1999, and $2,340,413 in 1998 and 1997, represented minimum rents under the lease agreements.

           Each lease is cancelable by the Partnership upon the sale of the property and payment to the Advisor of a "termination fee." The termination fee generally equals 15% of the amount, if any, by which the property's sale proceeds exceed the original acquisition cost of the property plus a 12% compounded annual return on the original acquisition cost minus all rental income received by the Partnership from the property, if the property is leased to the Advisor at the time of sale.

           While it is likely that most of the leases expiring in 2000 will be renewed on terms similar to those currently in effect, at least some leases are likely to include terms less favorable than those contained in the current arrangements. In the fourth quarter of 1999, the Advisor gave notice that it would not extend the leases on four properties, one of which has been placed under a month-to-month management contract with a parking operator. Under the terms of the management contract, the parking operator is responsible for all operating and maintenance costs and the Partnership is responsible for the real estate taxes. The remaining leases will expire at various dates in 2000 and renewal negotiations with the Advisor are in process.

                         REALTY PARKING PROPERTIES L.P.

           The Partnership acquired fifteen Properties during 1989 and 1990. In 1993, the Partnership sold one Property and a small portion of another. In 1999, an additional Property was sold. The Partnership's investment in the remaining thirteen Properties, net of impairment losses and accumulated depreciation, was $20,200,296 and $32,922,333 at December 31, 1999 and 1998, respectively.

           The success of the Partnership will, to a large extent, depend on the quality of management of the Partnership and the timing, terms and conditions of any sale. Future development may be delayed or rendered legally or economically unfeasible as a result, for example, of future building moratoriums, zoning changes, and changes in growth and development patterns, any of which may impair the value of the Partnership's investment in its properties.

           The interim use of the Properties for parking operations to produce current income is dependent upon the lessee's ability to pay rents under the terms of the lease agreements. Rents may vary due to percentage rental payments (discussed above) which are influenced by a variety of factors, including competition, traffic levels, parking demand and the location, design and condition of the parking lot (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

Item 2.  Properties

           The Partnership owns thirteen properties in total, twelve of which are wholly owned by the Partnership. The undivided tenants-in-common ownership of one of the properties is noted below. The properties were acquired on an all-cash basis and, therefore, are not subject to a mortgage or other lien or encumbrance. As of December 31, 1999, the Partnership owns the following properties:


                                 Approximate                      (1) Investment      (5) 1999
Location                         Size (Sq. Ft.)    Type             in Real Estate    Rental Income   Lease Date

Birmingham, Alabama                 28,000      276-car garage      $    956,798     $   161,884      5/90-4/05
  Corner of Fourth Ave.
  North and 19th St.

Little Rock, Arkansas               35,000      surface lot            1,002,360          69,100      5/89-4/04
   East side of Broadway
   between Third and
   Fourth Streets

Los Angeles, California             41,800      surface lot            3,500,000         553,432      6/90-5/00
   800 Block S. Main St. (2)

Miami, Florida                      90,000      surface lot            4,900,458         340,627      8/89-7/04
   Block bounded by S. Miami
   Ave., S.E. 2nd St.,
   N.E. 1st Ave. (3)

St. Paul #1, Minnesota              55,880      surface lot            1,440,075         129,716     11/90-10/00
   Bordered by 7th and 8th
   Streets and N. Jackson
   and Sibley Streets

St. Paul #2, Minnesota              32,930      surface lot              372,559          25,824     11/90-10/00
   Located on the I94 frontage
   road, north of the Science
   Museum of Minnesota (4)

                         REALTY PARKING PROPERTIES L.P.


                                   Approximate                     (1) Investment        (5) 1999
      Location                   Size (Sq. Ft.)    Type             in Real Estate     Rental Income  Lease Date

Kansas City, Missouri                35,650      400-car garage        1,807,663         145,339     10/90-9/00
   Fronting on Grand Ave.,
   8th St. and Walnut St.

Reno, Nevada                         30,670      surface lot             400,000          72,661     12/90-11/00
   Triangle bordered by E.
   First St., Lake St., and
   Second St. (2)

Rochester, New York                  48,970      surface lot             400,000          79,025      5/90-4/00
   Pleasant St. at Andrews
   and N. Clinton Streets (2)

Dayton, Ohio                         40,000      surface lot             500,000          75,385     Month-to-month
   Corner of Monument
   and Ludlow St. (2)

Nashville, Tennessee                 33,360      surface lot           1,558,046         103,945     10/90-9/00
   Commerce St. and
   Seventh Ave.

Houston, Texas                       81,000      surface lot           1,407,423          97,867      8/90-7/00
   Commerce St. at its
   intersection with Austin St.

Milwaukee, Wisconsin                 36,350      451-car garage        1,954,914         327,643     10/90-9/00
   East side of N. 7th St.
   and N. 6th St. at West
   Wells St.                                                     --------------- ---------------
                                                                     $20,200,296     $ 2,182,448
                                                                       =========       =========

     (1) Investment in real estate is recorded net of impairment losses totaling $6,460,303 and accumulated depreciation totaling $1,032,377 (see Note 4. "Gain
(Loss) on Properties" in Item 8. Financial Statements, herein).

     (2)  Impairment  losses  recorded  in  1999.

     (3)The Partnership owns a three-quarter undivided interest in this property with the remaining 25% owned by the Advisor.

     (4) Property sold in February 2000.

     (5) 1999 rental income does not include rental income from the property sold during 1999.

Item 3.  Legal Proceedings

      The Partnership is not subject to any material pending legal proceedings.

                         REALTY PARKING PROPERTIES L.P.


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

      o such a transfer would be a violation of any federal or state securities laws that may cause the Partnership to be classified other than as a partnership for federal income tax purposes; and,

      o such transfers would cause the Partnership to be treated as a "publicly traded partnership" under Sections 7704 and 469(k) of the Internal Revenue Code.

      As of December 31, 1999, there were 3,010 holders of assignee and limited partnership interests of the registrant, owning an aggregate of 1,909,127 units.

      The Partnership made four quarterly cash distributions in 1999, 1998 and 1997 totaling $2,473,212 each year. These distributions were derived from funds provided by operations and a return of capital of $124,170 in 1997.

Item 6.  Selected Financial Data

Revenues and net earnings information furnished below is for the years ended December 31:


                                         1999              1998             1997             1996              1995
Revenues

Parking lot rental                $2,635,111         $2,702,673       $2,508,271       $2,399,810        $2,376,440
Interest income                       64,155             47,354           53,389           66,240            86,000
Loss on properties                (4,158,255)              -                -                -                 -

Net earnings (loss)               (1,752,340)         2,436,246        2,251,096        2,169,490         2,193,290
Net earnings (loss) per Unit            (.97)              1.25             1.16             1.11              1.13

Total assets                      30,267,124         34,354,969       34,399,045       34,658,079        34,958,378

Partners' capital                 29,784,986         34,010,538       34,047,504       34,269,620        34,573,342

Cash distributions
    paid per Unit:

      Operations                        1.27               1.27             1.21             1.20              1.18
      Return of capital                 -                  -                 .06              .07               .09

      The above selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.

                         REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership was fully invested in parking properties as it entered 1999 and currently has no plans to use working capital to perform major repairs or improvements to any of its properties.

      At December 31, 1999, the Partnership had a working capital position that included cash and cash equivalents of $9,803,643, accounts receivable (net of real estate taxes payable) of $29,685 and accounts payable of $248,638. Cash and cash equivalents increased $9,013,767 during 1999. This substantial increase is due to the sale of the Denver property in December. Net of the Denver sale proceeds totaling $8,439,930, cash and cash equivalents increased $573,837 in 1999. It is anticipated that remaining cash and cash equivalents will be sufficient to satisfy the Partnership's liquidity requirements.

      The Partnership made quarterly cash distributions totaling $2,473,212 in 1999, 1998 and 1997. These distributions were derived from funds provided by operations and a return of capital of $124,170 in 1997.

      On December 9, 1999, the Partnership sold its 75% interest in the Denver facility for $8,625,000 to the Advisor, which owned 25% of the property and exercised its Right of First Refusal. The sale represented a substantial profit above the Partnership's acquisition costs of $6,151,322. Net sale proceeds totaling $8,439,930, or $4.42 per unit, were distributed to investors on January 18, 2000. In accordance with the Partnership Agreement, 100% of the net sale proceeds were distributed to assignee and limited partners.

      On February 15, 2000, the Partnership made a cash distribution of $618,303, of which 98% was allocated to assignee and limited partners. The distribution was comprised of funds provided by operations through December 31, 1999.

Results of Operations

      Parking lot rental income includes base rents and percentage rents earned pursuant to the lease agreements in effect during the year. The Partnership typically leases its facilities to the Advisor under terms that include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the lessee is obligated to pay percentage rent, calculated as a percentage of gross parking revenues.

      Rental income for 1999, 1998 and 1997 totaled  $2,635,111,  $2,702,673 and
$2,508,271, respectively. The decline in rental income during 1999 was the result of the lower base and percentage rent earned, primarily due to the sale of the Denver facility. During 1999, the Denver, Birmingham, Milwaukee and St. Paul-Jackson facilities generated $326,976 in percentage rents, a 10% decline from 1998, due primarily to lower gross parking revenues earned at both the Denver and St. Paul- Jackson facilities. The Partnership earned percentage rents from six properties in 1998, totaling $362,260 (Birmingham, Denver, Kansas City, Milwaukee, St. Paul-Jackson and St. Paul-Tank). During 1997, the Partnership earned percentage rents from three properties, totaling $167,858 (Birmingham, Milwaukee and Kansas City).

      Expenses in 1999, net of depreciation, totaled $169,499, reflecting a decrease of $19,534 from 1998. This decrease was primarily the result of consulting services rendered in 1998 that were not repeated in 1999. Expenses in 1998, net of depreciation, totaled $189,033, reflecting an increase of $3,217 over 1997 primarily due to consulting services rendered at various facilities.

      In the fourth quarter of 1999, the Partnership's Advisor gave notice that it would not renew four leases that expire at various dates in 2000, including:
Dayton, Rochester, Los Angeles and Reno. As a result, the Partnership made an evaluation as to the recoverability of the carrying amounts of the properties from future cash flows expected to result from the use and eventual disposition of the properties over their expected holding periods. Based upon this evaluation, the Partnership determined that the carrying amounts of those properties are not recoverable, and they were adjusted to their estimated fair values at December 31, 1999, resulting in an impairment loss totaling $6,460,303.

                         REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations (continued)

Results of Operations (continued)


      On December 9, 1999, the Partnership sold its 75% interest in the Denver, Colorado property for $8,625,000. The Partnership's investment in the property was $6,137,882, net of accumulated depreciation of $13,440. The capital gain from the sale totaled $2,302,048, net of expenses of $185,070.

Outlook

      The  Partnership  entered its tenth year in 1999 and leases expired at the following facilities: Little Rock, Miami, Denver and Dayton. The leases on the remaining properties will expire in 2000. To date, the Advisor has exercised lease extensions under the same terms as those currently in existence for the Little Rock, Miami and Birmingham properties. The Advisor notified the Partnership that it would not extend the leases on the Dayton, Rochester, Los Angeles and Reno facilities. Management is currently reviewing several strategic alternatives for these facilities. Management has signed a management agreement with a national parking operator to operate the Dayton facility for a fee. Under this arrangement, the annual return generated by the Dayton facility will decline by an estimated $50,000 from the return generated under the previous lease arrangement with the Advisor. The leases on the Rochester, Los Angeles and Reno facilities will expire in 2000. Management is currently analyzing various operating alternatives for these facilities. It is likely that these facilities will be operated under terms similar to those associated with the Dayton property. The future annual rental revenue received by the Partnership from these three properties is estimated to decrease by approximately $435,000 in the first year following expiration of the leases. While it is expected that the Dayton, Rochester, Los Angeles and Reno facilities will be operated in the future on terms less favorable than those lease arrangements currently in effect, it is not expected that the operations will negatively impact the Partnership's operating liquidity needs. The Partnership may, however, need to adjust its distribution rate to investors in the future to reflect the actual terms of the lease renewals.

      In January 2000, the prospective buyer of the Milwaukee facility notified the Partnership that it would not purchase the facility because of certain structural deficiencies. The deficiencies have impacted parking revenues and will continue to do so until repairs are made to the facility. In 2000, reduced parking operations will likely reduce or eliminate the $161,073 in percentage rents that the facility generated in 1999. Management is currently in discussions with the Advisor regarding the required repairs. The total cost of the repairs is unknown at this time; however, Management is confident that the Advisor, or other third parties, are legally responsible for the repairs.

      On February 10, 2000, the Partnership sold its St. Paul-Tank facility for $1,335,586 to the St. Paul Public Housing Authority, which will construct its new headquarters on the land. The sale represented a substantial profit above the Partnership's acquisition costs of $373,747. Net sale proceeds totaling $1,141,688, or $.60 per unit, were distributed to investors on March 22, 2000. In accordance with the Partnership Agreement, 100% of the net sale proceeds were distributed to assignee and limited partners.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      None.

                         REALTY PARKING PROPERTIES L.P.


Item 8.  Financial Statements and Supplementary Data

      Index to Financial Statements:

                                                   Page(s)
                                              Herein    Annual Report

      Independent Auditors' Report              12             4
      Balance Sheets                                           5
      Statements of Operations                                 6
      Statements of Partners' Capital                          7
      Statements of Cash Flows                                 8
      Notes to Financial Statements                         9-15
      Financial Statement Schedule
         Schedule III - Real Estate and
         Accumulated Depreciation            13-14


      All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure


      None.

                         REALTY PARKING PROPERTIES L.P.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      The General Partner of the Partnership is Realty Parking Company, Inc. The Partnership's principal executive office is located at 225 East Redwood Street, Baltimore, Maryland 21202, telephone (410) 727-4083. The General Partner had primary responsibility for the selection and negotiation of terms concerning the acquisition of the properties' sites, selecting a manager for the interim investments, and the structure of the offering and the Partnership. The General Partner is responsible for overseeing the performance of those who contract with the Partnership, as well as making decisions with respect to the financing, sale and liquidation of the Partnership's assets. It also provides all reports to, and communications with, investors and others, all distributions and allocations to investors, the administration of the Partnership's business and all filings with the Securities and Exchange Commission and other federal or state regulatory authorities. The Partnership Agreement provides for the removal of the General Partner and the election of successor or additional general partner by investors holding a majority in interest of the Units.

      The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 51, has been a Director and President of the General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 47, has been a Director and Vice President of the General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 53, has been the Secretary of the General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 43, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1989. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore, in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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

      For the three years ending December 31, 1999, the Advisor held 43,011 assignee limited partnership interests (an approximate 2% investment in the Partnership).

      There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change of control of the registrant.

Item 13.   Certain Relationships and Related Transactions

      The General Partner and its affiliates have and are permitted to engage in transactions with the Partnership. For a summarization of fees paid during 1999, 1998 and 1997, and to be paid to the General Partner and its affiliates at December 31, 1999, see Note 6, "Related Party Transactions," in Item 8, Financial Statements, herein.

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

               (13)   Annual Report for 1999

      (b)  Reports on Form 8-K:
           Form 8-K dated December 9, 1999 described the Partnership's sale of a 413-car parking garage, located on a 100,600 square-foot parcel of land in Denver Colorado.

                          INDEPENDENT AUDITORS' REPORT

The Partners
Realty Parking Properties L.P.:


Under date of January 21,  2000,  we  reported  on the balance  sheets of Realty
Parking Properties L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1999 as contained in the 1999 Annual Report. These financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for 1999. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/       KPMG LLP


Baltimore, Maryland
January 21, 2000

REALTY PARKING PROPERTIES L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
                                                                   page 1 of 2

         COLUMN A                              COLUMN C                  COLUMN D                   COLUMN E
                                                                     COST CAPITALIZED             GROSS AMOUNT
                                                                        SUBSEQUENT              AT WHICH CARRIED
                                          INITIAL COST TO THE         TO ACQUISITION           AT CLOSE OF PERIOD
                                             PARTNERSHIP             LAND       BUILDING      LAND &      BUILDING &
       DESCRIPTION                        LAND         BUILDING  IMPROVEMENTS IMPROVEMENTS IMPROVEMENTS  IMPROVEMENTS   TOTAL

LITTLE ROCK, ARKANSAS
approximately 35,000 square-foot
surface parking lot                    $1,001,806                        554                 1,002,360          0     1,002,360

MIAMI, FLORIDA
approximately 90,000 square-foot
surface parking lot                     4,897,744                      2,714                 4,900,458          0     4,900,458

DAYTON, OHIO
approximately 40,000 square-foot
surface parking lot                       492,800                     15,658                   508,458          0       508,458

BIRMINGHAM, ALABAMA
276-car garage on appoximately
28,000 square-foot lot                    307,221       672,075          570     209,737       307,791    881,812     1,189,603

ROCHESTER, NEW YORK
approximately 48,970 square-foot
surface parking lot                       399,372                        628                   400,000          0       400,000

LOS ANGELES, CALIFORNIA
approximately 41,800 square-foot
surface parking lot                     3,450,267                     79,973                 3,530,240          0     3,530,240

HOUSTON, TEXAS
approximately 81,000 square-foot
surface parking lot                     1,406,643                        780                 1,407,423          0     1,407,423

NASHVILLE, TENNESSEE
approximately 33,360 square-foot
surface parking lot                     1,557,184                        862                 1,558,046          0     1,558,046

KANSAS CITY, MISSOURI
400-car garage on approximately
35,650 square-foot lot                  1,150,000       625,447       35,639     274,294     1,185,639    899,741     2,085,380

MILWAUKEE, WISCONSIN
451-car garage on approximately
36,350 square-foot lot                    737,585       929,946        1,329     734,278       738,914  1,664,224     2,403,138

ST. PAUL #1, MINNESOTA
approximately 55,880 square-foot
surface parking lot                     1,417,583                     45,591                 1,463,174        0       1,463,174

ST. PAUL #2, MINNESOTA
approximately 32,930 square-foot
surface parking lot                       371,391                      2,357                   373,748        0         373,748

RENO, NEVADA
approximately 30,670 square-foot
surface parking lot                       391,294                     19,351                   410,645        0         410,645



                                      $17,580,890     2,227,468      206,006   1,218,309    17,786,896   3,445,777   21,232,673





REALTY PARKING PROPERTIES L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
                                                                 page 2 of 2

          COLUMN A                              COLUMN F     COLUMN H      COLUMN I
                                                                            LIFE ON

                                                                             WHICH

                                               ACCUMULATED               DEPRECIATION
                                              DEPRECIATION     DATE      IN LATEST I/S
        DESCRIPTION                             ("A/D")      ACQUIRED     IS COMPUTED

LITTLE ROCK, ARKANSAS
approximately 35,000 square-foot
surface parking lot                                    N/A     1989           N/A

MIAMI, FLORIDA
approximately 90,000 square-foot
surface parking lot                                    N/A     1989           N/A

DAYTON, OHIO
approximately 40,000 square-foot
surface parking lot                                  8,458     1989       SEE NOTE 5

BIRMINGHAM, ALABAMA
276-car garage on appoximately
28,000 square-foot lot                             232,805     1990       SEE NOTE 5

ROCHESTER, NEW YORK
approximately 48,970 square-foot
surface parking lot                                    N/A     1990           N/A

LOS ANGELES, CALIFORNIA
approximately 41,800 square-foot
surface parking lot                                 30,240     1990       SEE NOTE 5

HOUSTON, TEXAS
approximately 81,000 square-foot
surface parking lot                                    N/A     1990           N/A

NASHVILLE, TENNESSEE
approximately 33,360 square-foot
surface parking lot                                    N/A     1990           N/A

KANSAS CITY, MISSOURI
400-car garage on approximately
35,650 square-foot lot                             277,717     1990       SEE NOTE 5

MILWAUKEE, WISCONSIN
451-car garage on approximately
36,350 square-foot lot                             448,223     1990       SEE NOTE 5

ST. PAUL #1, MINNESOTA
approximately 55,880 square-foot
surface parking lot                                 23,099     1990       SEE NOTE 5

ST. PAUL #2, MINNESOTA
approximately 32,930 square-foot
surface parking lot                                  1,189     1990       SEE NOTE 5

RENO, NEVADA
approximately 30,670 square-foot
surface parking lot                                 10,646     1990       SEE NOTE 5



                                                 1,032,377

(1)                                                        1999                         1998                    1997
                                               REAL ESTATE         A/D      REAL ESTATE      A/D    REAL ESTATE      A/D

BALANCE AT BEGINNING OF PERIOD                 $33,844,298     921,965       33,844,298  797,217     33,844,298  672,469
ADDITIONS                                              -       123,852              -    124,748            -    124,748
REAL ESTATE SOLD                                (6,151,322)    (13,440)             -        -              -        -
IMPAIRMENT LOSSES                               (6,460,303)        -                -        -              -        -
BALANCE AT CLOSE OF PERIOD                     $21,232,673   1,032,377       33,844,298  921,965     33,844,298  797,217


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $27,692,976 AT DECEMBER 31, 1999
(3) SEE NOTES 3 AND 4 OF THE NOTES TO FINANCIAL STATEMENTS FOR INFORMATION REGARDING THE PARTNERSHIP'S
       INVESTMENT IN REAL ESTATE AND THE IMPAIRMENT LOSSES RECORDED IN 1999.  IMPAIRMENT LOSSES HAVE BEEN
       APPLIED TO REDUCE THE INITIAL COST OF LAND, WHERE APPLICABLE.
(4) THERE ARE NO ENCUMBRANCES ON THE REAL ESTATE SET FORTH ABOVE.
(5) LAND IMPROVEMENTS ARE DEPRECIATED OVER 15 YEARS STRAIGHT LINE
     BUILDING  AND  IMPROVEMENTS  IN  SERVICE  PRIOR  TO  JANUARY  1,  1994  ARE
     DEPRECIATED  OVER 31.5 YEARS  STRAIGHT  LINE BUILDING AND  IMPROVEMENTS  IN
     SERVICE AFTER JANUARY 1, 1994 ARE DEPRECIATED OVER 39 YEARS STRAIGHT LINE


                         REALTY PARKING PROPERTIES L.P.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         REALTY PARKING PROPERTIES L. P.




DATE:   3/29/00                BY:  /s/ John M. Prugh
                                    John M. Prugh
                                    President and Director
                                    Realty Parking Company, Inc.
                                    General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.

DATE:   3/29/00                BY:   /s/  John M. Prugh
                                    John M. Prugh
                                    President and Director
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/29/00                BY:   /s/  Peter E. Bancroft
                                    Peter E. Bancroft
                                    Vice President and Director
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/29/00                BY:   /s/  Terry F. Hall
                                    Terry F. Hall
                                    Secretary
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/29/00                BY:   /s/  Timothy M. Gisriel
                                    Timothy M. Gisriel
                                    Treasurer
                                    Realty Parking Company, Inc.
                                    General Partner