Form 10-Q
period 2000-03-31
REALTY PARKING PROPERTIES LP
filed 2000-05-11
CIK 841127

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
        { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


       For Quarter Ended March 31, 2000     Commission file number 0-17616

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

        Yes     X                                    No

                         REALTY PARKING PROPERTIES L.P.



                                      INDEX

                                                                     Page No.
Part I.    Financial Information

    Item 1.   Financial Statements

                 Balance Sheets                                          1
                 Statements of Operations                                2
                 Statements of Partners' Capital                         3
                 Statements of Cash Flows                                4
                 Notes to Financial Statements                          5-6


    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    7-8

    Item 3.   Quantitative and Qualitative Disclosures
                 About Market Risk                                       9


Part II.      Other Information

    Item 1. through Item 6.                                              9

     Signatures                                                         10

                         REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets

                                                              March 31,
                                                                2000           December 31,
                                                             (Unaudited)           1999
                                                         ------------------  -----------------

Assets

  Investment in real estate                              $      19,797,482   $     20,200,296
  Cash and cash equivalents                                      1,129,159          9,803,643
  Accounts receivable and other assets                             250,739            263,185
                                                         ------------------  -----------------

                                                         $      21,177,380   $     30,267,124
                                                         ==================  =================


Liabilities and Partners' Capital

    Accounts payable and accrued expenses                $          70,549   $         32,777
    Due to affiliate                                                72,267            215,861
    Real estate taxes payable                                      233,500            233,500
                                                         ------------------  -----------------
                                                                   376,316            482,138
                                                         ------------------  -----------------


  Partners' Capital

    General Partner                                                      -                  -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                         20,800,964         29,784,886
    Subordinated Limited Partner                                       100                100
                                                         ------------------  -----------------
                                                                20,801,064         29,784,986
                                                         ------------------  -----------------

                                                         $      21,177,380   $     30,267,124
                                                         ==================  =================



                 See accompanying notes to financial statements
                                        1

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended
                                                             March 31,          March 31,
                                                               2000                1999
                                                          -----------------------------------

Revenues

   Parking lot rental and operations                     $        478,583   $        585,103
   Interest income                                                 55,250             10,102
                                                         -----------------  -----------------
                                                                  533,833            595,205
                                                         -----------------  -----------------

Expenses

   Administrative, including amounts
       to related party                                            36,743             29,090
   Professional fees                                                5,000              4,500
   Management fees to related party                                 8,110             12,037
   Real estate tax                                                  5,341                  -
   Depreciation                                                    30,256             31,187
                                                         -----------------  -----------------
                                                                   85,450             76,814
                                                         -----------------  -----------------

Earnings from operations                                          448,383            518,391

Gain on sale of property, net                                     767,622                  -
                                                         -----------------  -----------------

Net earnings                                             $      1,216,005   $        518,391
                                                         =================  =================

Net earnings per unit of assignee and
  limited partnership interest-basic                     $           0.63   $           0.27
                                                         =================  =================


                 See accompanying notes to financial statements
                                        2

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                          Assignee

                                         and Limited       Subordinated
                                         Partnership          Limited            General
                                          Interests           Partner            Partner             Total
                                       ---------------------------------------------------------------------

Balance at December 31, 1999           $  29,784,886       $       100       $         -      $   29,784,986

Net earnings                               1,203,639                 -            12,366           1,216,005

Distributions to partners -
     Operations                             (605,937)                -           (12,366)           (618,303)
     Sales proceeds                       (9,581,624)                -                 -          (9,581,624)
                                       ---------------------------------------------------------------------

Balance at March 31, 2000              $  20,800,964       $       100       $         -      $   20,801,064
                                       =====================================================================



Balance at December 31, 1998           $  34,066,407       $       100       $   (55,969)     $   34,010,538

Net earnings                                 508,023                 -            10,368             518,391

Distribution to partners                    (605,937)                -           (12,366)           (618,303)
                                       ---------------------------------------------------------------------

Balance at March 31, 1999              $  33,968,493       $       100       $   (57,967)     $   33,910,626
                                       =====================================================================


                 See accompanying notes to financial statements
                                        3

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                  March 31,          March 31,
                                                                                    2000               1999
                                                                               -----------------------------------

Cash flows from operating activities
  Net earnings                                                               $       1,216,005   $        518,391
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Gain on sale of property, net                                                   (767,622)                 -
      Depreciation                                                                      30,256             31,187
      Changes in assets and liabilities
         Decrease in accounts receivable and
             real estate taxes payable, net                                             12,446            362,260
         Increase (decrease) in accounts payable and accrued expenses                   37,772            (12,278)
         Increase (decrease) in due to affiliates                                     (143,594)             3,997
                                                                             ------------------  -----------------
Net cash provided by operating activities                                              385,263            903,557
                                                                             ------------------  -----------------


Cash flows from investing activities -
   proceeds from sale of property, net                                               1,140,180                  -
                                                                             ------------------  -----------------


Cash flows from financing activities -
   distributions to partners                                                       (10,199,927)          (618,303)
                                                                             ------------------   ----------------


Net increase (decrease) in cash and cash equivalents                                (8,674,484)           285,254
Cash and cash equivalents
    Beginning of period                                                              9,803,643            789,876
                                                                             ------------------  -----------------

    End of period                                                            $       1,129,159   $      1,075,130
                                                                             ==================  =================


                 See accompanying notes to financial statements
                                        4

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)



Note 1 - The Partnership and Basis of Preparation

The accompanying financial statements of Realty Parking Properties L.P. (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1999 Annual Report.

Note 2 - Cash and Cash Equivalents

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at March 31, 2000 and December 31, 1999.

Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:

                                                   March 31, 2000         December 31, 1999

         Land                                        $17,224,495               $17,596,092
         Buildings                                     3,445,777                 3,445,777
         Land Improvements                               188,654                   190,804
                                                      20,858,926                21,232,673
         Less:  accumulated depreciation              (1,061,444)               (1,032,377)
                                 Total               $19,797,482               $20,200,296

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

Note 4 - Sale of Property

On February 10, 2000, the Partnership sold its St. Paul-Tank, Minnesota property for $1,335,586. The Partnership's investment in the property was $372,558, net of accumulated depreciation of $1,189. The capital gain from the sale totaled $767,622, net of expenses of $195,406.

Note 5 - Related Party Transactions

The Partnership's general partner earned a management fee of $8,110 and $12,037 (1% of gross revenues of the properties and other sources of income) during the three months ended March 31, 2000 and 1999, respectively. The general partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $46,107 and $24,650 for the three months ended March 31, 2000 and 1999, respectively.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)


Note 6 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         The Partnership was fully invested in parking properties as it entered 2000 and currently has no plans to use working capital to perform major repairs or improvements to any of its properties. The Partnership has sufficient cash and cash equivalents to satisfy its liquidity requirements.

         At March 31, 2000, the Partnership had a working capital position that included cash and cash equivalents of $1,129,159, accounts receivable (net of real estate taxes payable) of $17,239 and accounts payable of $142,816. Cash and cash equivalents decreased $8,674,484 during the first quarter of 2000. This decrease represents the net effect of $385,263 in cash provided by operating activities, sale proceeds totaling $1,140,180, the quarterly distribution to investors totaling $618,303, and sales proceeds distributions to investors of $9,581,624.

         On December 9, 1999, the Partnership sold its 75% interest in the Denver facility and net sale proceeds totaling $8,439,930, or $4.42 per unit, were distributed to investors on January 18, 2000. In accordance with the Partnership Agreement, 100% of the net sale proceeds were distributed to Assignee and Limited Partners.

         On February 10, 2000, the Partnership sold its St. Paul-Tank, Minnesota property for $1,335,586. The Partnership's investment in the property was $372,558, net of accumulated depreciation of $1,189. The capital gain from the sale totaled $767,622, net of expenses of $195,406. Net sale proceeds totaling $1,141,694, or $.60 per unit, were distributed to investors on March 22, 2000. In accordance with the Partnership Agreement, 100% of the net sale proceeds were distributed to Assignee and Limited Partners.

         On May 12, 2000, the Partnership plans to make a cash distribution totaling $495,788 of which 98% is allocable to Assignee and Limited Partners. The distribution includes $478,639 in funds provided by operations during the quarter ended March 31, 2000 and a return of capital of $17,149. Assignee and Limited Partners will receive a cash distribution of approximately $.25 per unit.

Results of Operations

         Parking lot revenues includes base and percentage rents earned pursuant to the lease agreements with Central Parking System (the "Advisor") and, in 2000, revenues from operations of a facility that is not leased to others. The Partnership leases all but one of its facilities to the Advisor under terms that include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the Advisor is obligated to pay percentage rent, calculated as a percentage of gross parking revenues in excess of a base amount. The lease with the Advisor on the Partnership's Dayton, Ohio property expired in the fourth quarter of 1999, and, accordingly, that property is now managed by an unaffiliated parking operator under a contract with the Partnership.

         Total parking lot rents of $478,583 were earned during the first quarter of 2000, reflecting a decrease of $106,520 from the same period in 1999. The decrease is due primarily to the sale of the Denver property in the fourth quarter of 1999. This property produced rental income of $104,754 in the first quarter of 1999. The decrease is also due to a decline in revenues of $10,054 from the Dayton, Ohio property as a result of the lease expiration. These decreases were partly offset by the percentage rents totaling $11,850 earned at the two St. Paul, Minnesota facilities during the first quarter of 2000. No percentage rents were earned during the first quarter of 1999.

         Expenses incurred during the first quarter of 2000 (net of depreciation) were $55,194, reflecting an increase of $9,567 over the same period in 1999. The increase is primarily due to higher administrative costs and real estate taxes, net of a decrease in the management fees due to the sales of two of the Partnership's properties.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (continued)

Outlook

         The Advisor has notified the Partnership that it will not extend the leases on the Rochester, Los Angeles and Reno facilities which expire throughout 2000. Management is currently analyzing various operating alternatives for these facilities; however, it is likely that these facilities may be operated under the terms of a management agreement with a parking operator, similar to terms associated with the Dayton property. The future annual rental revenue received by the Partnership from these three properties is estimated to decrease by approximately $435,000 in the first year following expiration of the leases. While it is expected that the Rochester, Los Angeles and Reno facilities will be operated in the future on terms less favorable than those lease arrangements currently in effect, it is not expected that the operations will negatively impact the Partnership's operating liquidity needs in 2000; however, the Partnership may need to adjust its distribution rate to investors in the future to reflect the actual terms of the lease renewals.

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

                                        REALTY PARKING PROPERTIES L.P.




DATE:  5/11/00                         By:   /s/  John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Realty Parking Company, Inc.
                                            General Partner



DATE:  5/11/00                         By:  /s/ Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Realty Parking Company, Inc.
                                            General Partner