Form 10-Q
period 2000-06-30
REALTY PARKING PROPERTIES LP
filed 2000-08-14
CIK 841127

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
        { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


       For Quarter Ended June 30, 2000     Commission file number 0-17616

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

                         REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets

                                                                     June 30,
                                                                       2000           December 31,
                                                                    (Unaudited)           1999
                                                                ------------------  -----------------

Assets

  Investment in real estate                                     $      19,767,226   $     20,200,296
  Cash and cash equivalents                                             1,044,256          9,803,643
  Accounts receivable and other assets                                    225,530            263,185
                                                                ------------------  -----------------

                                                                $      21,037,012   $     30,267,124
                                                                ==================  =================


Liabilities and Partners' Capital

    Accounts payable and accrued expenses                       $          29,049   $         32,777
    Due to affiliates                                                      69,693            215,861
    Real estate taxes payable                                             213,466            233,500
                                                                ------------------  -----------------
                                                                          312,208            482,138
                                                                ------------------  -----------------


  Partners' Capital

    General Partner                                                             -                  -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                                20,724,704         29,784,886
    Subordinated Limited Partner                                              100                100
                                                                ------------------  -----------------
                                                                       20,724,804         29,784,986
                                                                ------------------  -----------------

                                                                $      21,037,012   $     30,267,124
                                                                ==================  =================





                 See accompanying notes to financial statements
                                        1

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended                    Six Months Ended
                                                June 30,         June 30,            June 30,         June 30,
                                                  2000             1999                2000             1999
                                            ---------------------------------    ---------------------------------

Revenues

   Parking lot rental                       $       484,444   $      655,103     $       963,027  $     1,240,206
   Interest income                                   15,761           11,435              71,011           21,537
                                            ----------------  ---------------    ---------------- ----------------
                                                    500,205          666,538           1,034,038        1,261,743
                                            ----------------  ---------------    ---------------- ----------------

Expenses

   Administrative, including amounts
     to related party                                32,080           30,268              68,823           59,359
   Professional fees                                  5,000            6,822              10,000           11,322
   Management fees to related party                   8,000           10,134              16,110           22,171
   Real estate tax                                    5,341                -              10,682                -
   Depreciation                                      30,256           31,187              60,512           62,373
                                            ----------------  ---------------    ---------------- ----------------
                                                     80,677           78,411             166,127          155,225
                                            ----------------  ---------------    ---------------- ----------------

Earnings from operations                            419,528          588,127             867,911        1,106,518

Gain on sale of property, net                             -                -             767,622                -
                                            ----------------  ---------------    ---------------- ----------------

Net earnings                                $       419,528   $      588,127     $     1,635,533  $     1,106,518
                                            ================  ===============    ================ ================

Net earnings per unit of assignee and
  limited partnership interest-basic        $          0.22   $         0.30     $          0.85  $          0.57
                                            ================  ===============    ================ ================



                 See accompanying notes to financial statements
                                        2

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                          Assignee
                                         and Limited       Subordinated
                                         Partnership          Limited            General
                                          Interests           Partner            Partner             Total
                                     ---------------------------------------------------------------------------

Balance at December 31, 1999         $      29,784,886  $             100   $              -   $     29,784,986

Net earnings                                 1,613,251                  -             22,282          1,635,533

Distributions to partners -
     Operations                             (1,091,809)                 -            (22,282)        (1,114,091)
     Sales proceeds                         (9,581,624)                 -                  -         (9,581,624)
                                     ---------------------------------------------------------------------------

Balance at June 30, 2000             $      20,724,704  $             100   $              -   $     20,724,804
                                     ===========================================================================



Balance at December 31, 1998         $      34,066,407  $             100   $        (55,969)  $     34,010,538

Net earnings                                 1,084,388                  -             22,130          1,106,518

Distributions to partners-operations        (1,211,874)                 -            (24,732)        (1,236,606)
                                     ---------------------------------------------------------------------------

Balance at June 30, 1999             $      33,938,921  $             100   $        (58,571)  $     33,880,450
                                     ===========================================================================


                 See accompanying notes to financial statements
                                        3

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                  June 30,           June 30,
                                                                                    2000               1999
                                                                               -----------------------------------
Cash flows from operating activities
  Net earnings                                                               $       1,635,533   $      1,106,518
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Gain on sale of property, net                                                   (767,622)                 -
      Depreciation                                                                      60,512             62,373
      Changes in assets and liabilities:
         Decrease in accounts receivable and
             real estate taxes payable, net                                             17,621            292,260
         Decrease in accounts payable and accrued expenses                              (3,728)           (15,522)
         Increase (decrease) in due to affiliates                                     (146,168)             5,783
                                                                             ------------------  -----------------
Net cash provided by operating activities                                              796,148          1,451,412
                                                                             ------------------  -----------------

Cash flows from investing activities -
   proceeds from sale of property, net                                               1,140,180                  -
                                                                             ------------------  -----------------

Cash flows from financing activities -
   distributions to partners                                                       (10,695,715)        (1,236,606)
                                                                             ------------------   ----------------

Net increase (decrease) in cash and cash equivalents                                (8,759,387)           214,806
Cash and cash equivalents
    Beginning of period                                                              9,803,643            789,876
                                                                             ------------------  -----------------

    End of period                                                            $       1,044,256   $      1,004,682
                                                                             ==================  =================





                 See accompanying notes to financial statements
                                        4

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)



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

Note 2 - Cash and Cash Equivalents

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at June 30, 2000 and December 31, 1999.

Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:

                                                   June 30, 2000         December 31, 1999

         Land                                       $17,224,495               $17,596,092
         Buildings                                    3,445,777                 3,445,777
         Land Improvements                              188,654                   190,804
                                                     20,858,926                21,232,673
                                                     ----------                ----------
         Less:  accumulated depreciation             (1,091,700)               (1,032,377)
                                                     ----------                ----------
                                 Total              $19,767,226               $20,200,296
                                                    ===========               ===========

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

Note 5 - Related Party Transactions

The Partnership's general partner earned a management fee of $8,000 and $10,134 during the three months ended June 30, 2000 and 1999, respectively, and $16,110 and $22,171 during the six months ended June 30, 2000 and 1999, respectively. The general partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $28,057 and $28,339 for the three months ended June 30, 2000 and 1999, respectively, and $74,164 and $52,989 for the six months ended June 30, 2000 and 1999, respectively.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)


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

         At June 30, 2000, the Partnership had a working capital position that included cash and cash equivalents of $1,044,256, accounts receivable (net of real estate taxes payable) of $12,064 and accounts payable of $98,742. Cash and cash equivalents decreased $84,903 during the second quarter of 2000. This decrease represents the net effect of $410,885 in cash provided by operating activities and the quarterly distribution to investors totaling $495,788.

         On August 10, 2000, the Partnership made a cash distribution totaling $459,412 of which 98% is allocable to Assignee and Limited Partners. The distribution includes $449,784 in funds provided by operations during the quarter ended June 30, 2000 and a return of capital of $9,628. Assignee and Limited Partners will receive a cash distribution of approximately $.24 per unit.

Results of Operations

         Parking lot revenue includes base and percentage rents earned pursuant to the lease agreements with Central Parking System (the "Advisor") and the net operating revenues of the three properties operated under management agreements. The Partnership leases nine of its facilities to the Advisor under terms that include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the Advisor is obligated to pay percentage rent, calculated as a percentage of gross parking revenues in excess of a base amount. The Partnership's remaining three properties are being managed by parking operators under separate management agreements with the Partnership. Under the terms of the typical management agreement, the operator forwards the property's net operating revenues to the Partnership. The operator's management fee is generally fixed, but may include an annual incentive fee if operations exceed budget.

         Total parking lot rents of $484,444 were earned during the second quarter of 2000, reflecting a decrease of $170,659 from the same period in 1999. Total parking lot rents of $963,027 were earned during the six months ended June 30, 2000, reflecting a decrease of $277,179 from the same period in 1999. The decreases are primarily due to the sales of the Denver property in 1999 and the St. Paul-Tank property in 2000. This property produced rental income of $209,507 during the six months ended June 30, 1999, that was not earned in 2000. The decreases are also due to a decline in revenues from three of the property's as a result of lease expirations. The decreases were partly offset by the percentage rents totaling $90,093 earned at certain facilities during the six months ended June 30, 2000, reflecting an increase of $20,093 over the same period in 1999.

         Expenses incurred during the three and six months ended June 30, 2000, net of depreciation, totaled $50,421 and $105,615, respectively, reflecting increases of $3,197 and $12,763 over the same periods in 1999. The increases are primarily due to higher administrative costs and real estate taxes, net of a decrease in the management fees due to sales of two of the Partnership's properties.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Outlook

         The Advisor has notified the Partnership that it will not extend the leases on the Kansas City and Reno facilities which expire in 2000. The Kansas City facility will be operated under the terms of a management agreement with a parking operator, similar to terms associated with the Dayton, Rochester and Los Angeles properties. The Reno facility may be sold or leased to a casino. Annual rental revenue received by the Partnership will decrease due to the expiration of the leases. It is not expected that the operations will negatively impact the Partnership's operating liquidity needs in 2000; however, the Partnership may need to adjust its distribution rate to investors in the future to reflect the actual operations of the properties and/or terms of the lease renewals.

         The Partnership has received interest from potential buyers of its Dayton, Reno and St. Paul-Jackson facilities. Management is currently working with the potential buyers to negotiate sale contracts. There are, however, no assurances that these facilities will be sold.

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

                                        REALTY PARKING PROPERTIES L.P.




DATE:  8/14/00                         By:   /s/  John M. Prugh
                                           John M. Prugh
                                           President and Director
                                           Realty Parking Company, Inc.
                                           General Partner




DATE:  8/14/00                         By:  /s/ Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Realty Parking Company, Inc.
                                            General Partner