Form 10-Q
period 2000-09-30
REALTY PARKING PROPERTIES LP
filed 2000-11-14
CIK 841127

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
        { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


       For Quarter Ended September 30, 2000     Commission file number 0-17616

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

        Yes     X                                    No

                         REALTY PARKING PROPERTIES L.P.



                                      INDEX

                                                                       Page No.
Part I.    Financial Information

    Item 1.   Financial Statements

                 Balance Sheets                                               1
                 Statements of Operations                                     2
                 Statements of Partners' Capital                              3
                 Statements of Cash Flows                                     4
                 Notes to Financial Statements                                5


    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        6-7

    Item 3.   Quantitative and Qualitative Disclosures
                 About Market Risk                                            8


Part II.      Other Information

    Item 1. through Item 6.                                                   8

     Signatures                                                               9

                         REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets

                                                     September 30,
                                                         2000           December 31,
                                                      (Unaudited)           1999
                                                  ------------------  -----------------

Assets

  Investment in real estate                       $      19,736,970   $     20,200,296
  Cash and cash equivalents                                 943,607          9,803,643
  Accounts receivable and other assets                      242,253            263,185
                                                  ------------------  -----------------

                                                  $      20,922,830   $     30,267,124
                                                  ==================  =================


Liabilities and Partners' Capital
  Liabilities

    Accounts payable and accrued expenses         $          17,830   $         32,777
    Due to affiliates                                        31,076            215,861
    Real estate taxes payable                               192,000            233,500
                                                  ------------------  -----------------
                                                            240,906            482,138
                                                  ------------------  -----------------

  Partners' Capital

    General Partner                                               -                  -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                  20,681,824         29,784,886
    Subordinated Limited Partner                                100                100
                                                  ------------------  -----------------
                                                         20,681,924         29,784,986
                                                  ------------------  -----------------

                                                  $      20,922,830   $     30,267,124
                                                  ==================  =================


                 See accompanying notes to financial statements
                                        1

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended                   Nine Months Ended
                                              September 30,    September 30,       September 30,    September 30,
                                                  2000             1999                2000             1999
                                            ---------------------------------    ---------------------------------

Revenues

   Parking lot rental                       $       481,903   $      802,065     $     1,444,930  $     2,042,272
   Interest income                                   14,200           11,283              85,210           32,820
                                            ----------------  ---------------    ---------------- ----------------
                                                    496,103          813,348           1,530,140        2,075,092
                                            ----------------  ---------------    ---------------- ----------------

Expenses

   Administrative, including amounts

     to related party                                26,925           26,427              95,749           85,785
   Professional fees                                  5,000            4,500              15,000           15,822
   Management fees to related party                   6,946            8,863              23,056           31,034
   Real estate tax                                   10,444                -              21,125                -
   Depreciation                                      30,256           31,187              90,768           93,561
                                            ----------------  ---------------    ---------------- ----------------
                                                     79,571           70,977             245,698          226,202
                                            ----------------  ---------------    ---------------- ----------------

Earnings from operations                            416,532          742,371           1,284,442        1,848,890

Gain on sale of property, net                             -                -             767,622                -
                                            ----------------  ---------------    ---------------- ----------------

Net earnings                                $       416,532   $      742,371     $     2,052,064  $     1,848,890
                                            ================  ===============    ================ ================

Net earnings per unit of assignee and
  limited partnership interest-basic        $          0.21   $         0.38     $          1.06  $          0.95
                                            ================  ===============    ================ ================


                 See accompanying notes to financial statements
                                        2

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                          Assignee
                                         and Limited       Subordinated
                                         Partnership          Limited            General
                                          Interests           Partner            Partner             Total
                                     ---------------------------------------------------------------------------

Balance at December 31, 1999         $   29,784,886        $    100         $          -      $     29,784,986

Net earnings                              2,020,594               -               31,470             2,052,064

Distributions to partners -
     Operations                          (1,542,032)              -              (31,470)           (1,573,502)
     Sales proceeds                      (9,581,624)              -                    -            (9,581,624)
                                     -------------------------------------------------------------------------

Balance at September 30, 2000        $   20,681,824        $    100         $          -      $     20,681,924
                                     =========================================================================



Balance at December 31, 1998         $   34,066,407        $    100         $    (55,969)     $     34,010,538

Net earnings                              1,811,912               -               36,978             1,848,890

Distributions to partners-operations     (1,817,811)              -              (37,098)           (1,854,909)
                                     -------------------------------------------------------------------------

Balance at September 30, 1999        $   34,060,508        $    100         $    (56,089)     $     34,004,519
                                     =========================================================================


                 See accompanying notes to financial statements
                                        3

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                      September 30,      September 30,
                                                                          2000               1999
                                                                     -----------------------------------

Cash flows from operating activities
  Net earnings                                                     $       2,052,064   $      1,848,890
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Gain on sale of property, net                                         (767,622)                 -
      Depreciation                                                            90,768             93,561
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable and
             real estate taxes payable, net                                  (20,568)            73,274
         Decrease in accounts payable and accrued expenses                   (14,947)            (6,407)
         Decrease in due to affiliates                                      (184,785)            (1,833)
                                                                   ------------------  -----------------
Net cash provided by operating activities                                  1,154,910          2,007,485
                                                                   ------------------  -----------------

Cash flows from investing activities -
   proceeds from sale of property, net                                     1,140,180                  -
                                                                   ------------------  -----------------

Cash flows from financing activities -
   distributions to partners                                             (11,155,126)        (1,854,909)
                                                                   ------------------   ----------------

Net increase (decrease) in cash and cash equivalents                      (8,860,036)           152,576
Cash and cash equivalents
    Beginning of period                                                    9,803,643            789,876
                                                                   ------------------  -----------------

    End of period                                                  $         943,607   $        942,452
                                                                   ==================  =================


                 See accompanying notes to financial statements
                                        4

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)



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

Note 2 - Cash and Cash Equivalents

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at September 30, 2000 and December 31, 1999.

Note 3 - Investment in Real Estate Investment in real estate is summarized as follows:

                                               September 30, 2000         December 31, 1999

         Land                                        $17,224,495               $17,596,092
         Buildings                                     3,445,777                 3,445,777
         Land Improvements                               188,654                   190,804
                                                      20,858,926                21,232,673
         Less accumulated depreciation                 1,121,956                 1,032,377
                                 Total               $19,736,970               $20,200,296

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

Note 4 - Sale of Property

On February 10, 2000, the Partnership sold its St. Paul-Tank, Minnesota property for $1,335,586. The Partnership's investment in the property was $372,558, net of accumulated depreciation of $1,189. The gain from the sale totaled $767,622, net of expenses of $195,406.

Note 5 - Related Party Transactions

The Partnership's general partner earned a management fee of $6,946 and $8,863 during the three months ended September 30, 2000 and 1999, respectively, and $23,056 and $31,034 during the nine months ended September 30, 2000 and 1999, respectively. The general partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $26,520 and $21,994 for the three months ended September 30, 2000 and 1999, respectively, and $100,684 and $74,983 for the nine months ended September 30, 2000 and 1999, respectively.

Note 6 - Subsequent Event

On November 15, 2000 the Partnership will make a cash distribution totaling $459,412 of which 98% will be allocated to Assignee and Limited Partners. The distribution includes $446,788 in funds provided by operations during the quarter ended September 30, 2000 and a return of capital of $12,624. Assignee and Limited Partners will receive a cash distribution of approximately $0.24 per unit.

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

         At September 30, 2000, the Partnership had a working capital position that included cash and cash equivalents of $943,607, accounts receivable (net of real estate taxes payable) of $50,253 and accounts payable of $17,830. Cash and cash equivalents decreased $100,649 during the third quarter of 2000. This decrease represents the net effect of $358,762 in cash provided by operating activities and the quarterly distribution to investors totaling $459,411.

         On November 15, 2000 the Partnership will make a cash distribution totaling $459,412 of which 98% will be allocated to Assignee and Limited Partners. The distribution includes $446,788 in funds provided by operations during the quarter ended September 30, 2000 and a return of capital of $12,624. Assignee and Limited Partners will receive a cash distribution of approximately $0.24 per unit.

Results of Operations

         Parking lot revenue includes base and percentage rents earned pursuant to the lease agreements with Central Parking System (the "Advisor") and the net operating revenues of the three properties operated under management agreements. The Partnership leases nine of its facilities to the Advisor under terms that include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the Advisor is obligated to pay percentage rent, calculated as a percentage of gross parking revenues in excess of a base amount. The Partnership's remaining three properties are being managed by parking operators under separate management agreements with the Partnership. Under the terms of the typical management agreement, the operator forwards the property's net operating revenues to the Partnership. The operator's management fee is generally fixed, but may include an annual incentive fee if operations exceed budget. The Partnership is responsible for the payment of real estate taxes for all properties that are operated under management agreements.

         Total parking lot rents of $481,903 were earned during the third quarter of 2000, reflecting a decrease of $320,162 from the same period in 1999. Total parking lot rents of $1,444,930 were earned during the nine months ended September 30, 2000, reflecting a decrease of $597,342 from the same period in 1999. The decreases are primarily due to the sales of the Denver property in 1999 and the St. Paul-Tank property in early 2000. The Denver property produced rental income of $374,261 during the nine months ended September 30, 1999, that was not earned in 2000. The decreases are also due to a decline in revenues from three of the properties as a result of lease expirations. Additionally, percentage rents totaling $177,850 earned at certain facilities during the nine months ended September 30, 2000, reflected a decrease of $109,112 from the same period in 1999. The reduction in percentage rents is primarily attributable to the Milwaukee and Denver facilities. Operations at the Milwaukee garage have been hampered by structural problems that have led to lower parking revenues, and in turn lower percentage rents.

         Expenses incurred during the three and nine months ended September 30, 2000, net of depreciation, totaled $49,315 and $154,930, respectively, reflecting increases of $9,525 and $22,289 over the same periods in 1999. The increases are primarily due to higher administrative costs and real estate taxes, net of a decrease in the management fees due to sales of two of the Partnership's properties.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Outlook

         The Advisor has notified the Partnership that it will not extend leases on the Kansas City and Reno facilities, which expire in 2000. The Kansas City facility will be leased to the Advisor under a new lease which will provide for a fixed annual rent, the Partnership, however, will be responsible for paying real estate taxes. The rent the Partnership receives under this scenario will be approximately $35,000 less per year, than it received under the previous lease. The Partnership continues to review operating alternatives for the Reno facility pending its sale. It appears, however, that a resolution may not occur before the lease expires on November 30, or the consumation of a sale. Annual rental revenue received by the Partnership will decrease due to the expiration of the leases. It is not expected that the operations will negatively impact the Partnership's operating liquidity needs in 2000; however, the Partnership may need to adjust its distribution rate to investors in the future to reflect the actual operations of the properties and/or terms of the lease renewals.

         The Partnership has signed contracts for the sale of the Dayton and Reno facilities and is negotiating contracts for the Rochester and St. Paul-Jackson facilities. There are, however, no assurances that these facilities will be sold.

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

                                        REALTY PARKING PROPERTIES L.P.




DATE:  11/10/00                         By:   /s/  John M. Prugh
                                                                   John M. Prugh
                                                          President and Director
                                                    Realty Parking Company, Inc.
                                                                 General Partner

DATE:  11/10/00                         By:  /s/ Timothy M. Gisriel
                                                              Timothy M. Gisriel
                                                                       Treasurer
                                                    Realty Parking Company, Inc.
                                                                 General Partner