Form 10-K
period 2000-12-31
REALTY PARKING PROPERTIES LP
filed 2001-03-29
CIK 841127

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)
       { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended December 31, 2000

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

              Yes     X                                   No

  As of December 31, 2000, there were 1,909,127 Units of Assignee and Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference

The Annual Report for 2000 is incorporated by reference.

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

       The Partnership acquired fifteen Properties during 1989 and 1990. One property has been sold in each of 1993, 1999 and 2000. The Partnership's investment in the remaining twelve Properties, net of impairment losses and accumulated depreciation, was $19,706,714 and $20,200,296 at December 31, 2000 and 1999, respectively.

      The Partnership initially leased its parking properties to the Advisor for periods of 10 years, expiring between April 1999 and November 2000, with options to extend the leases for two additional terms of five years. The Advisor has exercised extension options for eight properties held at December 31, 2000. Under the terms of the leases, the Advisor is responsible for all operating costs, including ad valorem real estate taxes and general and garage liability insurance coverage. One of the leases differs slightly from the terms above in order to accommodate specific circumstances of the related property.

      Under the terms of the leases, the Advisor is obligated to pay the Partnership the greater of minimum rent plus reimbursement of real estate taxes or 60% of gross parking revenues ("percentage rent"). Percentage rents earned during 2000, 1999 and 1998 totaled $197,902, $326,976, and $362,260, respectively. The minimum rents are 7.0% of certain acquisition costs. Parking lot revenues of $1,431,204 in 2000, $2,308,135 in 1999, and $2,340,413 in 1998,
represented minimum rents under the lease agreements.

      Each of the eight leases with the Advisor is cancelable by the Partnership upon the sale of the property and payment to the Advisor of a termination fee. The termination fee generally equals 15% of the amount, if any, by which the property's sale proceeds exceed the original acquisition cost of the property plus a 12% compounded annual return on the original acquisition cost minus all rental income received by the Partnership from the property.

      The Advisor did not extend leases on four properties held at December 31, 2000. Three of these properties have been placed under month-to-month management contracts with parking operators. Under the terms of the management contracts, the parking operators receive a fixed fee for managing the properties. The rental income from these properties is gross revenues net of the operating expenses incurred. The Partnership is responsible for real estate taxes. Parking operations at the remaining property ceased in November 2000 and the Partnership is currently evaluating management contracts and/or disposition alternatives. Parking lot revenues of $211,869 in 2000 represented rental income under the management contracts.

                         REALTY PARKING PROPERTIES L.P.

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

      The interim use of the Properties for parking operations to produce current income is dependent, in part, upon the Advisor's ability to pay rents under the terms of the lease agreements. Rents may vary due to percentage rental payments (discussed above) which are influenced by a variety of factors, including competition, traffic levels, parking demand and the location, design and condition of the parking lot (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).


Item 2.  Properties

      The Partnership owns twelve properties in total, eleven of which are wholly owned by the Partnership. The undivided tenants-in-common ownership of one of the properties is noted below. The properties were acquired on an all-cash basis and, therefore, are not subject to a mortgage or other lien or encumbrance. As of December 31, 2000, the Partnership owns the following properties:

                                 Approximate                      (1) Investment    (4) 2000 Parking
Location                         Size (Sq. Ft.)    Type            in Real Estate          Lot Revenue       Lease Date

Birmingham, Alabama                 28,000      276-car garage      $    929,774     $   159,647      5/90-    4/05
  Corner of Fourth Ave.
  North and 19th St.

Little Rock, Arkansas               35,000      surface lot            1,002,360          69,100      5/89-    4/04
   East side of Broadway
   between Third and
   Fourth Streets

Los Angeles, California             41,800      surface lot            3,494,960         361,164          Monthly
   800 Block S. Main St.

Miami, Florida                      90,000      surface lot            4,900,458         340,627      8/89-    7/04
   Block bounded by S. Miami
   Ave., S.E. 2nd St.,
   N.E. 1st Ave. (2)

St. Paul-Jackson, Minnesota         55,880      surface lot            1,437,095         127,946     11/90-   10/05
   Bordered by 7th and 8th
   Streets and N. Jackson
   and Sibley Streets

                         REALTY PARKING PROPERTIES L.P.


                                 Approximate                      (1) Investment    (4) 2000 Parking
Location                         Size (Sq. Ft.)    Type            in Real Estate          Lot Revenue       Lease Date

Kansas City, Missouri                35,650      400-car garage        1,776,783         136,504     10/90-   9/03
   Fronting on Grand Ave.,
   8th St. and Walnut St.

Reno, Nevada                         30,670      surface lot             398,740          71,806               N/A
   Triangle bordered by E.
   First St., Lake St., and
   Second St.

Rochester, New York                  48,970      surface lot             400,000          53,636          Monthly
   Pleasant St. at Andrews
   and N. Clinton Streets

Dayton, Ohio                         40,000      surface lot             499,000          54,008          Monthly
   Month-to-month
   Corner of Monument
   and Ludlow St. (3)

Nashville, Tennessee                 33,360      surface lot           1,558,046         108,609     10/90-   9/05
   Commerce St. and
   Seventh Ave.

Houston, Texas                       81,000      surface lot           1,407,423         158,738      8/90-   7/05
   Commerce St. at its
   intersection with Austin St.

Milwaukee, Wisconsin                 36,350      451-car garage        1,902,075         190,000     10/90-   9/05
   East side of N. 7th St.
   and N. 6th St. at West
   Wells St.                                                     --------------- ---------------
                                                                     $19,706,714     $ 1,831,785
                                                                       =========       =========

   (1) Investment in real estate is recorded net of impairment losses totaling $6,460,303 and accumulated depreciation totaling $1,152,212 (see Note 4. "Gain (Loss) on Properties" in Item 8. Financial Statements,
      herein).
   (2) The Partnership owns a three-quarter  undivided interest in this property with the remaining 25% owned by the Advisor.
   (3) Property sold in March 2001.
   (4) 2000 rental income does not include  rental income from the property sold during 2000.


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

      As of December 31, 2000, there were 2,936 holders of assignee and limited partnership interests of the registrant, owning an aggregate of 1,909,127 units.

      The Partnership made four quarterly cash distributions totaling $2,032,913 in 2000, and $2,473,212 in 1999 and 1998. These distributions were derived from funds provided by operating activities and a return of capital of $70,387 in 2000. Additionally, in 2000, the Partnership distributed sales proceeds totaling $9,581,634.

Item 6.  Selected Financial Data

Revenues and net earnings (loss) information furnished below is for the years ended December 31:

                                         2000              1999             1998             1997              1996
Revenues
Parking lots                      $1,840,975         $2,635,111       $2,702,673       $2,508,271        $2,399,810
Interest income                       99,133             64,155           47,354           53,389            66,240
Gain (loss) on properties             767,622    (4,158,255)                -                -                 -

Net earnings (loss)                 2,345,661       (1,752,340)        2,436,246        2,251,096         2,169,490
Net earnings (loss) per Unit             1.21             (.97)             1.25             1.16              1.11

Total assets                      20,824,038         30,267,124       34,354,969       34,399,045        34,658,079

Partners' capital                 20,516,100         29,784,986       34,010,538       34,047,504        34,269,620

Cash distributions
    paid per Unit:
      Operations                        1.01               1.27             1.27             1.21              1.20
      Return of capital                  .03                  -                -              .06               .07
      Sales proceeds                  5.02                 -                   -                -                 -

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

      At December 31, 2000, the Partnership had a working capital position that included cash and cash equivalents of $833,887, accounts receivable (net of real estate taxes payable) of $26,458 and accounts payable of $72,438. Cash and cash equivalents decreased $8,969,756 during 2000. This decrease represents the net effect of $1,504,611 in cash provided by operating activities, $2,032,913 in quarterly cash distributions to investors, $1,140,180 from the sale of the St. Paul-Tank property, a $1,141,704 distribution of the St. Paul-Tank sale proceeds, and a $8,439,930 distribution of the proceeds from the 1999 sale of the Denver property. It is anticipated that remaining cash and cash equivalents will be sufficient to satisfy the Partnership's liquidity requirements.

      The Partnership made quarterly cash distributions totaling $2,032,913 in 2000, and $2,473,212 in each of 1999 and 1998. These distributions were derived from funds provided by operating activities and a return of capital of $70,387 in 2000. Additionally, in 2000, the Partnership distributed sales proceeds totaling $9,581,634.

      On February 15, 2001, the Partnership made a quarterly cash distribution of $459,412, of which 98% was allocated to assignee and limited partners. The distribution was comprised of funds provided by operating activities during 2000 and a return of capital of $135,559.

Results of Operations

Sale

      On February 10, 2000, the Partnership sold its St. Paul-Tank, Minnesota property for $1,335,586. The Partnership's investment in the property was $372,558, net of accumulated depreciation of $1,189. The capital gain from the sale totaled $767,622, net of expenses of $195,406.

Operations

      Parking lot revenue includes base and percentage rents earned pursuant to the lease agreements with the Advisor, and the net operating revenues of the properties operated under management contracts. The Partnership leases eight of its properties to the Advisor under terms that include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the Advisor is obligated to pay percentage rent, calculated as a percentage of gross parking revenues in excess of a base amount. Additionally, three properties are being managed by parking operators under separate management contracts with the Partnership. Under the terms of the typical management contract, the operator forwards the property's net operating revenues to the Partnership. The operator's management fee is generally fixed, but may include an annual incentive fee if operations exceed budget. The Partnership is responsible for the payment of real estate taxes for all properties that are operated under management contracts.

      Parking lot revenue for 2000, 1999 and 1998 totaled $1,840,975, $2,635,111 and $2,702,673, respectively.

      Parking lot revenue declined during 2000 by $794,136 from 1999. This decline resulted from: (1) reduced rental income of $476,335 related to the two properties that were sold during late 1999 and early 2000, (2) reduced rental income of $247,869, primarily from the three properties that are now operated pursuant to management agreements, and (3) lower percentage rental income of $69,932 earned at other properties.

      The decline in rental income during 1999 was the result of the lower base and percentage rent earned, primarily due to the sale of the Denver facility. During 1999, four properties generated $326,976 in percentage rents, a 10% decline from 1998, due primarily to lower gross parking revenues at both the Denver and St. Paul-Jackson properties. The Partnership earned percentage rents from six properties in 1998, totaling $362,260.

                         REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations (continued)

Results of Operations (continued)

      Expenses in 2000, net of depreciation, totaled $241,045, reflecting an increase of $71,546 over 1999. The increase was primarily the result of $55,903 of real estate tax expense relating to the properties being operated under management contracts during 2000. In addition, administrative expenses increased due primarily to the additional costs and expenses incurred as a result of lease extension and management contract negotiations.

      Expenses in 1999, net of depreciation, totaled $169,499, reflecting a decrease of $19,534 from 1998. This decrease was primarily the result of consulting services rendered in 1998 that were not repeated in 1999. Expenses in 1998, net of depreciation, totaled $189,033.

Outlook

      On March 1, 2001, the Partnership sold its Dayton, Ohio property for $500,000. The Partnership's investment in the property was $499,000, net of accumulated depreciation of $9,458 and an impairment loss totaling $679,959 recorded in 1999. The capital loss from the sale totaled $26,535, net of expenses of $27,535.

      A portion of the Milwaukee property has temporarily closed due to structural damage. Repairs are currently being made by the Advisor, at its expense, in accordance with the terms of the lease agreement. Percentage rental income has declined in 2000 as a result of the partial closure. Once repairs are complete, it is anticipated the property's revenues will eventually return to levels previously achieved.

      The Partnership has an option contract for the sale of the Rochester property, and a signed contract for the sale of the St. Paul-Jackson property. The potential buyers of both properties are currently performing their due diligence, and there are no assurances that these properties will be sold.



Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      None.

                         REALTY PARKING PROPERTIES L.P.


Item 8.  Financial Statements and Supplementary Data

      Index to Financial Statements:

                                                           Pages(s)
                                                   Herein    Annual Report

      Independent Auditors' Report                      12          4
      Balance Sheets                                                5
      Statements of Operations                                      6
      Statements of Partners' Capital                               7
      Statements of Cash Flows                                      8
      Notes to Financial Statements                              9-15
      Financial Statement Schedule
         Schedule III - Real Estate and
         Accumulated Depreciation                    13-15


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

      The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 52, has been a Director and President of the General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 48, has been a Director and Vice President of the General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 54, has been the Secretary of the General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 44, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1989. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore, in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

      There is no family relationship among the officers and directors of the General Partner.

                          REALTY PARKING PROPERTIES L.P


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

      For the three years ending December 31, 2000, the Advisor held 43,011 assignee limited partnership interests (an approximate 2% investment in the Partnership).

      There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change of control of the registrant.


Item 13.   Certain Relationships and Related Transactions

      The General Partner and its affiliates have and are permitted to engage in transactions with the Partnership. For a summarization of fees paid during 2000, 1999 and 1998, and to be paid to the General Partner and its affiliates at December 31, 2000, see Note 6, "Related Party Transactions," in Item 8, Financial Statements, herein.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  1.  Financial Statements:  See Index to Financial Statements in
               Item 8 on page 9, herein.

           2. Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in Item 8 on page 9.

           3.  Exhibits:
               (3, 4) Limited Partnership Agreement on pages 1 through 38 of Exhibit A to the Partnership's Registration Statement on Form S-11 (File No. 33-24961) incorporated herein by reference.
               (13)   Annual Report for 2000.


(b)      Reports on Form 8-K:  None.

                          INDEPENDENT AUDITORS' REPORT




The Partners
Realty Parking Properties L.P.:


Under date of January 19,  2001,  we  reported  on the balance  sheets of Realty
Parking Properties L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000 as contained in the 2000 Annual Report. These financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                         /s/   KPMG LLP


Baltimore, Maryland
January 19, 2001

REALTY PARKING PROPERTIES L.P.                                      page 1 of 3
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000

       COLUMN A                  COLUMN C                    COLUMN D                            COLUMN E
                                                         COST CAPITALIZED                      GROSS AMOUNT
                                                            SUBSEQUENT                       AT WHICH CARRIED
                            INITIAL COST TO THE           TO ACQUISITION                    AT CLOSE OF PERIOD
                                PARTNERSHIP             LAND       BUILDING        LAND &       BUILDING &
      DESCRIPTION             LAND      BUILDING       IMPROVE.    IMPROVE.       IMPROVE.       IMPROVE.           TOTAL

LITTLE ROCK, ARKANSAS
approximately 35,000
square-foot surface
parking lot               $1,002,360                                             1,002,360               0        1,002,360

MIAMI, FLORIDA
approximately 90,000
square-foot surface
parking lot                4,900,458                                             4,900,458               0        4,900,458

DAYTON, OHIO
approximately 40,000
square-foot surface
parking lot                  493,458                   15,000                      508,458               0          508,458

BIRMINGHAM, ALABAMA
276-car garage on
appoximately 28,000
square-foot lot              307,791     672,075                     209,737       307,791          881,812       1,189,603

ROCHESTER, NEW YORK
approximately 48,970
square-foot surface
parking lot                  400,000                                               400,000                0         400,000

LOS ANGELES, CALIFORNIA
approximately 41,800
square-foot surface
parking lot                3,454,621                   75,619                    3,530,240                0       3,530,240

HOUSTON, TEXAS
approximately 81,000
square-foot surface
parking lot                1,407,423                                             1,407,423                0       1,407,423

NASHVILLE, TENNESSEE
approximately 33,360
square-foot surface
parking lot                1,558,046                                             1,558,046                0       1,558,046

KANSAS CITY, MISSOURI
400-car garage on
approximately 35,650
square-foot lot            1,151,154     625,447       34,485       274,294      1,185,639           899,741      2,085,380

MILWAUKEE, WISCONSIN
451-car garage on
approximately 36,350
square-foot lot              738,914     929,946                    734,278        738,914         1,664,224      2,403,138

ST.PAUL-JACKSON, MINN.
approximately 55,880
square-foot surface
parking lot                1,418,393                   44,781                    1,463,174                 0      1,463,174

RENO, NEVADA
approximately 30,670
square-foot surface
parking lot                  391,878                   18,768                      410,646                 0        410,646


                         -----------   ---------      -------     ---------     ----------         ---------     ----------
                         $17,224,496   2,227,468      188,653     1,218,309     17,413,149         3,445,777     20,858,926



REALTY PARKING PROPERTIES L.P.                                      page 2 of 2
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000

        COLUMN A                           COLUMN F       COLUMN H            COLUMN I
                                                                              LIFE ON
                                                                               WHICH
                                          ACCUMULATED                         DEPRECIATION
                                         DEPRECIATION       DATE           IN LATEST I/S
DESCRIPTION                                 ("A/D")       ACQUIRED          IS COMPUTED

LITTLE ROCK, ARKANSAS
approximately 35,000 square-foot
surface parking lot                             N/A         1989                 N/A

MIAMI, FLORIDA
approximately 90,000 square-foot
surface parking lot                             N/A         1989                 N/A

DAYTON, OHIO
approximately 40,000 square-foot
surface parking lot                           9,458         1989              SEE NOTE 5

BIRMINGHAM, ALABAMA
276-car garage on appoximately
28,000 square-foot lot                      259,829         1990              SEE NOTE 5

ROCHESTER, NEW YORK
approximately 48,970 square-foot
surface parking lot                             N/A         1990                 N/A

LOS ANGELES, CALIFORNIA
approximately 41,800 square-foot
surface parking lot                          35,280         1990              SEE NOTE 5

HOUSTON, TEXAS
approximately 81,000 square-foot
surface parking lot                             N/A         1990                 N/A

NASHVILLE, TENNESSEE
approximately 33,360 square-foot
surface parking lot                             N/A         1990                 N/A

KANSAS CITY, MISSOURI
400-car garage on approximately
35,650 square-foot lot                      308,597         1990              SEE NOTE 5

MILWAUKEE, WISCONSIN
451-car garage on approximately
36,350 square-foot lot                      501,063         1990              SEE NOTE 5

ST. PAUL-JACKSON, MINNESOTA
approximately 55,880 square-foot
surface parking lot                          26,079         1990              SEE NOTE 5

RENO, NEVADA
approximately 30,670 square-foot
surface parking lot                          11,906         1990              SEE NOTE 5


                                          ---------
                                          1,152,212

REALTY PARKING PROPERTIES L.                                       page 3 of 3
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000

(1)                                               2000                              1999                               1998
                                     REAL ESTATE           A/D         REAL ESTATE          A/D         REAL ESTATE            A/D

BALANCE AT BEGIN. OF PERIOD         $ 21,232,673        1,032,377       33,844,298        921,965         33,844,298         797,217
ADDITIONS                                      -          121,024                -        123,852                  -         124,748
REAL ESTATE SOLD                        (373,747)          (1,189)      (6,151,322)       (13,440)                 -               -
IMPAIRMENT LOSSES                              -                -       (6,460,303)             -                  -               -
                                    ------------        ---------       ----------      ---------         ----------
BALANCE AT CLOSE OF PERIOD          $ 20,858,926        1,152,212       21,232,673      1,032,377         33,844,298         921,965


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $27,319,229 AT DECEMBER 31, 2000
(3) SEE NOTES 3 AND 4 OF THE NOTES TO FINANCIAL STATEMENTS FOR INFORMATION REGARDING THE PARTNERSHIP'S
       INVESTMENT IN REAL ESTATE AND THE IMPAIRMENT LOSSES RECORDED IN 1999.  IMPAIRMENT LOSSES HAVE BEEN
       APPLIED TO REDUCE THE INITIAL COST OF LAND, WHERE APPLICABLE.
(4) THERE ARE NO ENCUMBRANCES ON THE REAL ESTATE SET FORTH ABOVE.
(5) LAND IMPROVEMENTS ARE DEPRECIATED OVER 15 YEARS STRAIGHT LINE
     BUILDING  AND  IMPROVEMENTS  IN  SERVICE  PRIOR  TO  JANUARY  1,  1994  ARE
     DEPRECIATED  OVER 31.5 YEARS  STRAIGHT  LINE BUILDING AND  IMPROVEMENTS  IN
     SERVICE AFTER JANUARY 1, 1994 ARE DEPRECIATED OVER 39 YEARS STRAIGHT LINE


                         REALTY PARKING PROPERTIES L.P.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               REALTY PARKING PROPERTIES L. P.




DATE:   3/26/01                BY:  /s/ John M. Prugh
                                    John M. Prugh
                                    President and Director
                                    Realty Parking Company, Inc.
                                    General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.

DATE:   3/26/01                BY:   /s/  John M. Prugh
                                    John M. Prugh
                                    President and Director
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/28/01                BY:   /s/  Peter E. Bancroft
                                    Peter E. Bancroft
                                    Vice President and Director
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/28/01                BY:   /s/  Terry F. Hall
                                    Terry F. Hall
                                    Secretary
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/26/01                BY:   /s/  Timothy M. Gisriel
                                    Timothy M. Gisriel
                                    Treasurer
                                    Realty Parking Company, Inc.
                                    General Partner