Form 10-Q
period 2001-03-31
REALTY PARKING PROPERTIES LP
filed 2001-05-14
CIK 841127

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

{   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   For the transition period from            to


         For Quarter Ended March 31, 2001 Commission file number 0-17616

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

                Yes     X                        No______

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

                         REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets

                                                                 March 31,
                                                                   2001             December 31,
                                                                (Unaudited)            2000
                                                          -------------------  ------------------
Assets
  Investment in real estate                                $       19,177,708   $      19,706,714
  Cash and cash equivalents                                         1,201,767             833,887
  Accounts receivable                                                 241,450             261,958
  Other assets                                                         18,273              21,479
                                                           -------------------  ------------------

                                                           $       20,639,198   $      20,824,038
                                                           ===================  ==================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses                  $           36,268   $          34,608
    Due to affiliates                                                  56,124              37,830
    Real estate taxes payable                                         262,237             235,500
                                                           -------------------  ------------------
                                                                      354,629             307,938
                                                           -------------------  ------------------

  Partners' Capital
    General Partner                                                    (4,630)                  -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                            20,289,099          20,516,000
    Subordinated Limited Partner                                          100                 100
                                                           -------------------  ------------------
                                                                   20,284,569          20,516,100
                                                           -------------------  ------------------

                                                           $       20,639,198   $      20,824,038
                                                           ===================  ==================


                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended
                                                            March 31,           March 31,
                                                              2001                2000
                                                         ------------------------------------
Revenues
   Parking lots                                       $          366,312   $         478,583
   Interest income                                                12,073              55,250
                                                      -------------------  ------------------
                                                                 378,385             533,833
                                                      -------------------  ------------------

Expenses
   Administrative, including amounts
       to related party                                           32,590              36,743
   Professional fees                                               5,500               5,000
   Management fees to related party                                7,378               8,110
   Real estate taxes                                              35,550               5,341
   Franchise and excise taxes                                     12,941                   -
   Depreciation                                                   30,006              30,256
                                                      -------------------  ------------------
                                                                 123,965              85,450
                                                      -------------------  ------------------

Earnings from operations                                         254,420             448,383

Gain (loss) on properties, net                                   (26,535)            767,622
                                                      -------------------  ------------------

Net earnings                                          $          227,885   $       1,216,005
                                                      ===================  ==================

Net earnings per unit of assignee and
  limited partnership interest-basic                  $             0.12   $            0.63
                                                      ===================  ==================




                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                            Assignee
                                           and Limited         Subordinated
                                           Partnership          Limited            General
                                            Interests           Partner            Partner              Total
                                     ------------------------------------------------------------------------------

Balance at December 31, 2000         $        20,516,000   $           100   $              -   $       20,516,100

Net earnings                                     223,327                 -              4,558              227,885

Distribution to partners-operations             (450,228)                -             (9,188)            (459,416)
                                     --------------------  ----------------  -----------------  -------------------

Balance at March 31, 2001            $        20,289,099   $           100   $         (4,630)  $       20,284,569
                                     ====================  ================  =================  ===================



Balance at December 31, 1999         $        29,784,886   $           100   $              -   $       29,784,986

Net earnings                                   1,203,639                 -             12,366            1,216,005

Distributions to partners -
     Operations                                 (605,937)                -            (12,366)            (618,303)
     Sales proceeds, net                      (9,581,624)                -                  -           (9,581,624)
                                     --------------------  ----------------  -----------------  -------------------

Balance at March 31, 2000            $        20,800,964   $           100   $              -   $       20,801,064
                                     ====================  ================  =================  ===================





                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          Three Months Ended
                                                                    March 31,           March 31,
                                                                      2001                2000
                                                                 ------------------------------------
Cash flows from operating activities
  Net earnings                                                $          227,885   $       1,216,005
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      (Gain) loss on properties, net                                      26,535            (767,622)
      Depreciation                                                        30,006              30,256
      Changes in assets and liabilities
         Decrease in accounts receivable and
             real estate taxes payable, net                               47,245              12,446
         Decrease in other assets                                          3,206                   -
         Increase in accounts payable and
             accrued expenses                                              1,660              37,772
         Increase (decrease) in due to affiliates                         18,294            (143,594)
                                                              -------------------  ------------------
Net cash provided by operating activities                                354,831             385,263
                                                              -------------------  ------------------

Cash flows from investing activities -
   proceeds from sales of properties, net                                472,465           1,140,180
                                                              -------------------  ------------------

Cash flows from financing activities -
   distributions to partners                                            (459,416)        (10,199,927)
                                                              -------------------  ------------------


Net increase (decrease) in cash and cash equivalents                     367,880          (8,674,484)
Cash and cash equivalents
    Beginning of period                                                  833,887           9,803,643
                                                              -------------------  ------------------

    End of period                                             $        1,201,767   $       1,129,159
                                                              ===================  ==================




                 See accompanying notes to financial statements
                                        4

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)



Note 1 - The Partnership and Basis of Preparation

The accompanying financial statements of Realty Parking Properties L.P. (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2000 Annual Report.


Note 2 - Cash and Cash Equivalents

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at March 31, 2001 and December 31, 2000.


Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:

                                      March 31, 2001         December 31, 2000

  Land                                  $16,731,038               $17,224,496
  Buildings                               3,445,777                 3,445,777
  Land Improvements                         173,653                   188,653
                                         20,350,468                20,858,926
  Less accumulated depreciation            1,172,760                1,152,212
                          Total         $19,177,708               $19,706,714

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Sale of Property

On March 1, 2001, the Partnership sold its Dayton, Ohio property for $500,000. The Partnership's investment in the property was $499,000, net of accumulated depreciation of $9,458 and an impairment loss of $679,959 recorded in 1999. The loss from the sale totaled $26,535, net of expenses of $27,535.

On February 10, 2000, the Partnership sold its St. Paul-Tank, Minnesota property for $1,335,586. The Partnership's investment in the property was $372,558, net of accumulated depreciation of $1,189. The capital gain from the sale totaled $767,622, net of expenses of $195,406.

                         REALTY PARKING PROPERTIES L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)


Note 5 - Related Party Transactions

The General Partner earned a management fee of $7,378 and $8,110 (1% of gross revenues of the properties and other sources of income) during the three months ended March 31, 2001 and 2000, respectively. The general partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $46,124 and $46,107 for the three months ended March 31, 2001 and 2000, respectively.

Pursuant to an Investment Advisory Agreement, Central Parking System (the "Advisor") will earn a fee upon disposition of a property equal to 2% of the contract price for the sale of the property. Such fee is earned for services rendered to advise the General Partner on the timing and pricing of property sales. As of March 31, 2001, the Advisor earned an Advisory fee of $10,000 from the sale of the Dayton property. As of March 31, 2000, the Advisor earned a termination fee of $87,604 and an Advisory fee of $26,712, in connection with the sale of the St. Paul-Tank property.


Note 6 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.

Note 7 - Subsequent Events

On April 20, 2001 the Fund distributed the Dayton net sale proceeds totaling $472,465, or $.25 per unit. In accordance with the Partnership Agreement, 100% of the net sale proceeds were distributed to Assignee and Limited Partners.

On May 14, 2001, the Partnership plans to make a cash distribution totaling $284,426 of which 98% is allocable to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities during the quarter ended March 31, 2001. Assignee and Limited Partners will receive a cash distribution of approximately $.15 per unit.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership was fully invested in parking properties as it entered 2001 and currently has no plans to use working capital to perform major repairs or improvements to any of its properties. The Partnership has sufficient cash and cash equivalents to satisfy its liquidity requirements.

         At March 31, 2001, the Partnership had a working capital position that included cash and cash equivalents of $1,201,767, accounts receivable (net of real estate taxes payable) of $5,950 and accounts payable of $119,129. Cash and cash equivalents increased $367,880 during the first quarter of 2001. This increase represents the net effect of $354,831 in cash provided by operating activities, sale proceeds totaling $472,465 and the quarterly distribution to investors totaling $459,416.

         On March 1, 2001, the Partnership sold its Dayton, Ohio property for $500,000. The Partnership's investment in the property was $499,000, net of accumulated depreciation of $9,458 and an impairment loss of $679,959 recorded in 1999. The loss from the sale totaled $26,535, net of expenses of $27,535. The net sale proceeds totaling $472,465, or $.25 per unit, were distributed to investors on April 20, 2001. In accordance with the Partnership Agreement, 100% of the net sale proceeds were distributed to Assignee and Limited Partners.

         On May 14, 2001, the Partnership plans to make a cash distribution totaling $284,426 of which 98% is allocable to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities during the quarter ended March 31, 2001. Assignee and Limited Partners will receive a cash distribution of approximately $.15 per unit.

Results of Operations

      Parking lot revenue includes base and percentage rents earned pursuant to the lease agreements with the Advisor, and the net operating revenues of the properties operated under management contracts. The Partnership leases eight of its properties to the Advisor under terms that include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the Advisor is obligated to pay percentage rent, calculated as a percentage of gross parking revenues in excess of a base amount. Additionally, two properties are being managed by parking operators under separate management contracts with the Partnership (three prior to the sale of the Dayton property). Under the terms of the typical management contract, the operator forwards the property's net operating revenues to the Partnership. The operator's management fee is generally fixed, but may include an annual incentive fee if operations exceed budget. The Partnership is responsible for the payment of real estate taxes for all properties that are operated under management contracts.

         Total parking lot revenue of $366,312 was earned during the first quarter of 2001, reflecting a decrease of $112,271 from the same period in 2000. The decrease in 2001 is primarily due to the decline in revenues from the properties being operated under management contracts, totaling $79,362. The Reno property's lease expired in November 2000 and has not been renewed, causing a decline of $18,165 in revenues during 2001. Additionally, the St. Paul-Tank property was sold in 2000, causing a decline in parking lot revenues in 2001 of $9,189. In 2000, the St. Paul Jackson property recorded $5,555 of percentage rental income as an adjustment to the lease year ended in 1999. There was no percentage rent earned during the first quarter of 2001.

         Expenses incurred during the first quarter of 2001 (net of depreciation) were $93,959, reflecting an increase of $38,765 over the same period in 2000. The increase is primarily due to real estate tax expense incurred for the properties currently being operated under management contracts. Additionally, the state of Tennessee has imposed franchise and excise taxes on the Partnership's property in Nashville.

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

           None.

                         REALTY PARKING PROPERTIES L.P.




                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    REALTY PARKING PROPERTIES L.P.




DATE:       5/11/01                 By:      /s/  John M.
Prugh
                                          John M. Prugh
                                          President and Director
                                          Realty Parking Company, Inc.
                                          General Partner



DATE:       5/11/01                 By:     /s/  Timothy M. Gisriel
                                          Timothy M. Gisriel
                                          Treasurer
                                          Realty Parking Company, Inc.
                                          General Partner