Form 10-Q
period 2001-06-30
REALTY PARKING PROPERTIES LP
filed 2001-08-10
CIK 841127

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to _____


         For Quarter Ended June 30, 2001 Commission file number 0-17616

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

        Registrant's Telephone Number, Including Area Code: 410-727-4083

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

                         REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets

                                                                    June 30,
                                                                     2001             December 31,
                                                                  (Unaudited)            2000
                                                             -------------------  ------------------
Assets
  Investment in real estate                                  $       18,747,702   $      19,706,714
  Cash and cash equivalents                                           1,258,233             833,887
  Accounts receivable                                                   324,461             261,958
  Other assets                                                                -              21,479
                                                             -------------------  ------------------

                                                             $       20,330,396   $      20,824,038
                                                             ===================  ==================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses                    $           22,675   $          34,608
    Due to affiliates                                                    43,519              37,830
    Real estate taxes payable                                           255,500             235,500
                                                             -------------------  ------------------
                                                                        321,694             307,938
                                                             -------------------  ------------------

  Partners' Capital
    General Partner                                                           -                   -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                              20,008,602          20,516,000
    Subordinated Limited Partner                                            100                 100
                                                             -------------------  ------------------
                                                                     20,008,702          20,516,100
                                                             -------------------  ------------------

                                                             $       20,330,396   $      20,824,038
                                                             ===================  ==================


                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended                         Six Months Ended
                                                June 30,            June 30,              June 30,            June 30,
                                                  2001                2000                  2001                2000
                                          ---------------------------------------   ---------------------------------------
Revenues
   Parking lots                           $          435,327   $         484,444    $         801,639   $          963,027
   Interest income                                     9,972              15,761               22,045               71,011
                                          -------------------  ------------------   ------------------  -------------------
                                                     445,299             500,205              823,684            1,034,038
                                          -------------------  ------------------   ------------------  -------------------

Expenses
   Administrative, including amounts
     to related party                                 19,687              32,080               52,277               68,823
   Professional fees                                   5,500               5,000               11,000               10,000
   Management fees to related party                    7,557               8,000               14,935               16,110
   Real estate taxes                                  31,667               5,341               67,217               10,682
   Franchise and excise taxes                          2,625                   -               15,566                    -
   Depreciation                                       30,006              30,256               60,012               60,512
                                          -------------------  ------------------   ------------------  -------------------
                                                      97,042              80,677              221,007              166,127
                                          -------------------  ------------------   ------------------  -------------------

Earnings from operations                             348,257             419,528              602,677              867,911

Gain on sale of properties, net                      132,767                   -              106,232              767,622
                                          -------------------  ------------------   ------------------  -------------------

Net earnings                              $          481,024   $         419,528    $         708,909   $        1,635,533
                                          ===================  ==================   ==================  ===================

Net earnings per unit of assignee and
  limited partnership interest-basic      $             0.24   $            0.22    $            0.36   $             0.85
                                          ===================  ==================   ==================  ===================




                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                            Assignee
                                           and Limited         Subordinated
                                           Partnership          Limited            General
                                            Interests           Partner            Partner              Total
                                     ------------------------------------------------------------------------------

Balance at December 31, 2000         $        20,516,000   $           100   $              -   $       20,516,100

Net earnings                                     694,034                 -             14,875              708,909

Distributions to partners -
     Operations                                 (728,963)                -            (14,875)            (743,838)
     Sale proceeds, net                         (472,469)                -                  -             (472,469)
                                     --------------------  ----------------  -----------------  -------------------

Balance at June 30, 2001             $        20,008,602   $           100   $              -   $       20,008,702
                                     ====================  ================  =================  ===================



Balance at December 31, 1999         $        29,784,886   $           100   $              -   $       29,784,986

Net earnings                                   1,613,251                 -             22,282            1,635,533

Distributions to partners -
     Operations                               (1,091,809)                -            (22,282)          (1,114,091)
     Sales proceeds, net                      (9,581,624)                -                  -           (9,581,624)
                                     --------------------  ----------------  -----------------  -------------------

Balance at June 30, 2000             $        20,724,704   $           100   $              -   $       20,724,804
                                     ====================  ================  =================  ===================



                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                               Six Months Ended
                                                                         June 30,            June 30,
                                                                          2001                2000
                                                                     ------------------------------------
Cash flows from operating activities
  Net earnings                                                    $          708,909   $       1,635,533
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Gain on sales of properties, net                                      (106,232)           (767,622)
      Depreciation                                                            60,012              60,512
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable
             and real estate taxes payable, net                              (42,503)             17,621
         Decrease in other assets                                             21,479                   -
         Decrease in accounts payable and
             accrued expenses                                                (11,933)             (3,728)
         Increase (decrease) in due to affiliates                              5,689            (146,168)
                                                                  -------------------  ------------------
Net cash provided by operating activities                                    635,421             796,148
                                                                  -------------------  ------------------

Cash flows from investing activities -
   proceeds from sales of properties, net                                  1,005,232           1,140,180
                                                                  -------------------  ------------------

Cash flows from financing activities -
   distributions to partners                                              (1,216,307)        (10,695,715)
                                                                  -------------------  ------------------


Net increase (decrease) in cash and cash equivalents                         424,346          (8,759,387)
Cash and cash equivalents
    Beginning of period                                                      833,887           9,803,643
                                                                  -------------------  ------------------

    End of period                                                 $        1,258,233   $       1,044,256
                                                                  ===================  ==================



                 See accompanying notes to financial statements
                                        4

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)


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


Note 2 - Cash and Cash Equivalents

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at June 30, 2001 and December 31, 2000.


Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:

                                      June 30, 2001         December 31, 2000

 Land                                   $16,331,038               $17,224,496
 Buildings                                3,445,777                 3,445,777
 Land Improvements                          173,653                   188,653
                                        ------=----               -----------
                                         19,950,468                20,858,926
 Less accumulated depreciation            1,202,766                 1,152,212
                                        -----------               -----------
 Total                                  $18,747,702               $19,706,714
                                        ===========               ===========

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.


Note 4 - Sales of Properties

On June 1, 2001, the Partnership sold its Rochester, New York property for $550,000. The Partnership's investment in the property was $400,000, net of an impairment loss of $734,175 recorded in 1999. The gain from the sale totaled $132,767, net of expenses of $17,233.

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

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)


Note 5 - Related Party Transactions

The General Partner earned a management fee of $7,557 and $8,000 (1% of gross revenues of the properties and other sources of income) during the three months ended June 30, 2001 and 2000, respectively, and $14,935 and $16,110 during the six months ended June 30, 2001 and 2000, respectively. The general partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $32,520 and $28,057 for the three months ended June 30, 2001 and 2000, respectively, and $78,644 and $74,164 during the six months ended June 30, 2001 and 2000, respectively.

Pursuant to an Investment Advisory Agreement, Central Parking System (the "Advisor") earns a fee upon disposition of a property equal to 2% of the contract price for the sale of the property. Such fee is earned for services rendered to advise the General Partner on the timing and pricing of property sales. As of June 30, 2001, the Advisor earned Advisory fees totaling $21,000 from the sales of the Dayton and Rochester properties. As of June 30, 2000, the Advisor earned an Advisory fee of $26,712 and was entitled to a lease termination fee of $87,604, in connection with the sale of the St. Paul-Tank property.


Note 6 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.


Note 7 - Subsequent Events

On August 13, 2001, the Partnership will make a cash distribution totaling $378,263 of which 98% is allocable to Assignee and Limited Partners. This distribution was derived from funds provided by operating activities during the quarter ended June 30, 2001. Assignee and Limited Partners received a cash distribution of approximately $.19 per unit.

On July 18, 2001, the Fund distributed the Rochester net sale proceeds totaling $532,767, or approximately $.28 per unit. In accordance with the Partnership Agreement, 100% of the net sale proceeds were distributed to Assignee and Limited Partners.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         The Partnership was fully invested in parking properties as it entered 2001 and currently has no plans to use working capital to perform major repairs or improvements to any of its properties. The Partnership has sufficient cash and cash equivalents to satisfy its liquidity requirements for 2001.

         At June 30, 2001, the Partnership had a working capital position that included cash and cash equivalents of $1,258,233, accounts receivable (net of real estate taxes payable) of $68,961 and accounts payable of $66,194 (excluding real estate taxes). Cash and cash equivalents increased $56,466 during the second quarter of 2001. This increase represents the net effect of $280,590 in cash provided by operating activities, sale proceeds totaling $532,767, the quarterly distribution to investors totaling $284,422, and the Dayton sale proceeds distribution totaling $472,469.

         On June 1, 2001, the Partnership sold its Rochester, New York property for $550,000. The Partnership's investment in the property was $400,000, net of an impairment loss of $734,175 recorded in 1999. The gain from the sale totaled $132,767, net of expenses of $17,233. The net sale proceeds totaling $532,767, or $.28 per unit, were distributed to investors on July 18, 2001. In accordance with the Partnership Agreement, 100% of the net sale proceeds were distributed to Assignee and Limited Partners.

         On March 1, 2001, the Partnership sold its Dayton, Ohio property for $500,000. The Partnership's investment in the property was $499,000, net of accumulated depreciation of $9,458 and an impairment loss of $679,959 recorded in 1999. The loss from the sale totaled $26,535, net of expenses of $27,535. The net sale proceeds totaling $472,469, or $.25 per unit, were distributed to investors on April 20, 2001. In accordance with the Partnership Agreement, 100% of the net sale proceeds were distributed to Assignee and Limited Partners.

         On August 13, 2001, the Partnership will make a cash distribution totaling $378,263 of which 98% was allocated to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities during the quarter ended June 30, 2001. Assignee and Limited Partners will receive a cash distribution of approximately $.19 per unit.


Results of Operations

      Parking lot revenue includes base and percentage rents earned pursuant to the lease agreements with the Advisor, and the net operating revenues of the properties operated under management contracts. The Partnership leases eight of its properties to the Advisor under terms that include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the Advisor is obligated to pay percentage rent, calculated as a percentage of gross parking revenues in excess of a base amount. In 2001, three properties were managed by parking operators under separate management contracts with the Partnership, two of which were sold (Dayton and Rochester). Under the terms of the management contracts, the operators forward the property's net operating revenues to the Partnership. The operator's management fee is generally fixed, but may include an annual incentive fee if operations exceed budget. The Partnership is responsible for the payment of real estate taxes for properties operated under a management contracts.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

         Total parking lot rents of $435,327 were earned during the second quarter of 2001, reflecting a decrease of $49,117 from the same period in 2000. Total parking lot rents of $801,639 were earned during the six months ended June 30, 2001, reflecting a decrease of $161,388 from the same period in 2000. The decrease in 2001 is primarily due to the decline in revenues from the properties being operated under management contracts, totaling $93,917. The Kansas City property's lease was renewed at a lower rate, causing a decline of $17,670 in revenues during 2001. The Reno property's lease expired in November 2000 and has not been renewed, causing a decline of $30,275 in revenues during 2001. The balance of the decline is due to property sales and slightly lower percentage rents.

         Expenses incurred during the three and six months ended June 30, 2001, net of depreciation, totaled $67,036 and $160,995, respectively, reflecting increases of $16,615 and $55,380 over the same periods in 2000. The increase is primarily due to real estate tax expense incurred for the properties operated under management contracts. Additionally, the state of Tennessee has imposed franchise and excise taxes on the Partnership's property in Nashville.


Outlook

      The Partnership has signed contracts for the sales of the St. Paul-Jackson and the Reno properties. The potential buyers are currently performing their due diligence and there is no assurance that the properties will be sold.

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



                                  REALTY PARKING PROPERTIES L.P.




DATE:      8/9/01                 By:     /s/   John M. Prugh
                                        John M. Prugh
                                        President and Director
                                        Realty Parking Company, Inc.
                                        General Partner



DATE:      8/9/01                 By:     /s/   Timothy M. Gisriel
                                        Timothy M. Gisriel
                                        Treasurer
                                        Realty Parking Company, Inc.
                                        General Partner