Form 10-Q
period 2001-09-30
REALTY PARKING PROPERTIES LP
filed 2001-11-13
CIK 841127

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
    { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2001

    {   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to _____


       For Quarter Ended September 30, 2001 Commission file number 0-17616

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

                         REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets

                                                            September 30,
                                                               2001             December 31,
                                                            (Unaudited)             2000
                                                       ------------------  --------------------
Assets
  Investment in real estate                            $      18,319,901   $        19,706,714
  Cash and cash equivalents                                    1,630,768               833,887
  Accounts receivable                                            245,439               261,958
  Other assets                                                         -                21,479
                                                       ------------------  --------------------

                                                       $      20,196,108   $        20,824,038
                                                       ==================  ====================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses              $          88,273   $            34,608
    Due to affiliates                                             54,113                37,830
    Real estate taxes payable                                    235,500               235,500
                                                       ------------------  --------------------
                                                                 377,886               307,938
                                                       ------------------  --------------------

  Partners' Capital
    General Partner                                                    -                     -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                       19,818,122            20,516,000
    Subordinated Limited Partner                                     100                   100
                                                       ------------------  --------------------
                                                              19,818,222            20,516,100
                                                       ------------------  --------------------

                                                       $      20,196,108   $        20,824,038
                                                       ==================  ====================

                 See accompanying notes to financial statements
                                        1

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)

                                                Three Months Ended             Nine Months Ended
                                          September 30,   September 30,   September 30,   September 30,
                                               2001           2000             2001           2000
                                          -----------------------------  -------------------------------

Revenues
   Parking lots                           $    360,308   $    481,903    $   1,161,948   $    1,444,930
   Interest income                               7,070         14,200           29,116           85,210
                                          -------------  -------------   --------------  ---------------
                                               367,378        496,103        1,191,064        1,530,140
                                          -------------  -------------   --------------  ---------------

Expenses
   Administrative, including amounts
     to related party                           22,652         26,925           74,930           95,749
   Professional fees                            19,968          5,000           30,968           15,000
   Management fees to related party              5,540          6,946           20,475           23,056
   Real estate taxes                            23,272         10,444           90,489           21,125
   Franchise and excise taxes                    2,625              -           18,191                -
   Depreciation                                 29,691         30,256           89,703           90,768
                                          -------------  -------------   --------------  ---------------
                                               103,748         79,571          324,756          245,698
                                          -------------  -------------   --------------  ---------------

Earnings from operations                       263,630        416,532          866,308        1,284,442

Gain on sales of properties, net               456,919              -          563,151          767,622
                                          -------------  -------------   --------------  ---------------

Net earnings                              $    720,549   $    416,532    $   1,429,459   $    2,052,064
                                          =============  =============   ==============  ===============

Net earnings per unit of assignee and
  limited partnership interest-basic      $       0.38   $       0.21    $        0.74             1.06
                                          =============  =============   ==============  ===============


                 See accompanying notes to financial statements
                                        2

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                        Assignee
                                      and Limited    Subordinated
                                      Partnership      Limited         General
                                       Interests       Partner         Partner          Total
                                   --------------------------------------------------------------

Balance at December 31, 2000       $   20,516,000   $        100    $          -   $   20,516,100

Net earnings                            1,407,019              -          22,440        1,429,459

Distributions to partners -
     Operations                        (1,099,661)             -         (22,440)      (1,122,101)
     Sales proceeds, net               (1,005,236)             -               -       (1,005,236)
                                   ---------------  -------------   -------------  ---------------

Balance at September 30, 2001      $   19,818,122   $        100    $          -   $   19,818,222
                                   ===============  =============   =============  ===============



Balance at December 31, 1999       $   29,784,886   $        100    $          -   $   29,784,986

Net earnings                            2,020,594              -          31,470        2,052,064

Distributions to partners -
     Operations                        (1,542,032)             -         (31,470)      (1,573,502)
     Sales proceeds, net               (9,581,624)             -               -       (9,581,624)
                                   ---------------  -------------   -------------  ---------------

Balance at September 30, 2000      $   20,681,824   $        100    $          -   $   20,681,924
                                   ===============  =============   =============  ===============



                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                September 30,    September 30,
                                                                     2001             2000
                                                                -------------------------------
Cash flows from operating activities
  Net earnings                                                 $   1,429,459   $     2,052,064
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Gain on sales of properties, net                              (563,151)         (767,622)
      Depreciation                                                    89,703            90,768
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable
             and real estate taxes payable, net                       16,519           (20,568)
         Decrease in other assets                                     21,479                 -
         Increase (decrease) in accounts payable
             and accrued expenses                                     53,665           (14,947)
         Increase (decrease) in due to affiliates                     16,283          (184,785)
                                                               --------------  ----------------
Net cash provided by operating activities                          1,063,957         1,154,910
                                                               --------------  ----------------

Cash flows from investing activities -
   proceeds from sales of properties, net                          1,860,261         1,140,180
                                                               --------------  ----------------

Cash flows from financing activities -
   distributions to partners                                      (2,127,337)      (11,155,126)
                                                               --------------  ----------------

Net increase (decrease) in cash and cash equivalents                 796,881        (8,860,036)
Cash and cash equivalents
    Beginning of period                                              833,887         9,803,643
                                                               --------------  ----------------

    End of period                                              $   1,630,768   $       943,607
                                                               ==============  ================



                 See accompanying notes to financial statements
                                        4

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

Note 2 - Cash and Cash Equivalents

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist entirely of cash and money market accounts and are stated at cost, which approximates market value at September 30, 2001 and December 31, 2000.

Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:
                                     September 30, 2001        December 31, 2000

 Land                                    $15,939,161               $17,224,496
 Buildings                                 3,445,777                 3,445,777
 Land Improvements                           154,885                   188,653
                                         -----------               -----------
                                          19,539,823                20,858,926
 Less accumulated depreciation             1,219,922                 1,152,212
                                         -----------               -----------
 Total                                   $18,319,901               $19,706,714
                                         ===========               ===========

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

Note 4 - Sales of Properties

On September 24, 2001, the Partnership sold its Reno, Nevada property for $950,000. The Partnership's investment in the property was $398,110, net of accumulated depreciation of $12,535 and an impairment loss of $636,545 recorded in 1999. The gain from the sale totaled $456,919, net of expenses of $94,971.

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

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)


Note 5 - Related Party Transactions

The General Partner earned a management fee of $5,540 and $6,946 (1% of gross revenues of the properties and other sources of income) during the three months ended September 30, 2001 and 2000, respectively, and $20,475 and $23,056 during the nine months ended September 30, 2001 and 2000, respectively. The general partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $14,613 and $26,520 for the three months ended September 30, 2001 and 2000, respectively, and $93,257 and $100,684 during the nine months ended September 30, 2001 and 2000, respectively.

Pursuant to an Investment Advisory Agreement, Central Parking System (the "Advisor") earns a fee upon disposition of a property equal to 2% of the contract price for the sale of the property. Such fee is earned for services rendered to advise the General Partner on the timing and pricing of property sales. As of September 30, 2001, the Advisor earned Advisory fees totaling $40,000 from the sales of the Dayton, Rochester and Reno properties. As of September 30, 2000, the Advisor earned an Advisory fee of $26,712 and was entitled to a lease termination fee of $87,604, in connection with the sale of the St. Paul-Tank property.

Note 6 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.

Note 7 - Subsequent Events

On November 15, 2001, the Partnership will make a cash distribution totaling $293,321 of which 98% is allocable to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities during the quarter ended September 30, 2001. Assignee and Limited Partners will receive a cash distribution of approximately $0.15 per unit.

On October 31, 2001, the Partnership sold its St. Paul-Jackson, Minnesota property for $2,850,000. The Partnership's investment in the property was $1,434,860, net of accumulated depreciation of $28,314.

On October 23, 2001, the Partnership distributed the net sale proceeds from the sale of the Reno property totaling $855,029, or approximately $.45 per unit. In accordance with the Partnership Agreement, 100% of the net sale proceeds were distributed to Assignee and Limited Partners.

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

         At September 30, 2001, the Partnership had a working capital position that included cash and cash equivalents of $1,630,768, accounts receivable (net of real estate taxes payable) of $9,939 and accounts payable of $142,386 (excluding real estate taxes). Cash and cash equivalents increased $372,535 during the third quarter of 2001. This increase represents the net effect of $428,536 in cash provided by operating activities, sale proceeds totaling $855,029, the quarterly distribution to investors totaling $378,263, and sales proceeds distributions totaling $532,767.

         On October 31, 2001, the Partnership sold its St. Paul-Jackson, Minnesota property for $2,850,000. The Partnership's investment in the property was $1,434,860, net of accumulated depreciation of $28,314. The gain on sale and the sale proceeds (net of expenses) will be reported and distributed to investors in the fourth quarter 2001.

         On September 24, 2001, the Partnership sold its Reno, Nevada property for $950,000. The Partnership's investment in the property was $398,110, net of accumulated depreciation of $12,535 and an impairment loss of $636,545 recorded in 1999. The gain from the sale totaled $456,919, net of expenses of $94,971. The net sale proceeds totaling $855,029, or $0.45 per unit, were distributed to investors on October 23, 2001. In accordance with the Partnership Agreement, 100% of the net sale proceeds were distributed to Assignee and Limited Partners.

         On June 1, 2001, the Partnership sold its Rochester, New York property for $550,000. The Partnership's investment in the property was $400,000, net of an impairment loss of $734,175 recorded in 1999. The gain from the sale totaled $132,767, net of expenses of $17,233. The net sale proceeds totaling $532,767, or $0.28 per unit, were distributed to investors on July 18, 2001. In accordance with the Partnership Agreement, 100% of the net sale proceeds were distributed to Assignee and Limited Partners.

         On March 1, 2001, the Partnership sold its Dayton, Ohio property for $500,000. The Partnership's investment in the property was $499,000, net of accumulated depreciation of $9,458 and an impairment loss of $679,959 recorded in 1999. The loss from the sale totaled $26,535, net of expenses of $27,535. The net sale proceeds totaling $472,469, or $0.25 per unit, were distributed to investors on April 20, 2001. In accordance with the Partnership Agreement, 100% of the net sale proceeds were distributed to Assignee and Limited Partners.

         On November 15, 2001, the Partnership will make a cash distribution totaling $293,321 of which 98% is allocable to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities during the quarter ended September 30, 2001. Assignee and Limited Partners will receive a cash distribution of approximately $0.15 per unit.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations

      Parking lot revenue includes base and percentage rents earned pursuant to the lease agreements with the Advisor, and the net operating revenues of the properties operated under management contracts. The Partnership leases eight of its properties to the Advisor under terms that include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the Advisor is obligated to pay percentage rent, calculated as a percentage of gross parking revenues in excess of a base amount. In 2001, three properties were managed by parking operators under separate management contracts with the Partnership, two of which were sold (Dayton and Rochester). Under the terms of the management contracts, the operators forward the property's net operating revenues to the Partnership. The Partnership is also responsible for the payment of real estate taxes for those properties.

         Total parking lot rents of $360,308 were earned during the third quarter of 2001, reflecting a decrease of $121,595 from the same period in 2000. The decrease is primarily due to the decline in revenues from the Kansas City property's lease renewal at a lower rate ($8,835), property sales ($50,821) and lower percentage rents ($63,458), net of a slight increase from the property operated under a management contract ($1,519). Total parking lot rents of $1,161,948 were earned during the nine months ended September 30, 2001, reflecting a decrease of $282,982 from the same period in 2000. The decrease is primarily due to the decline in revenues from the property being operated under a management contract ($67,661), the Kansas City property's lease renewal at a lower rate ($26,504), property sales ($115,022) and lower percentage rents ($73,795).

         Expenses incurred during the three and nine months ended September 30, 2001, net of depreciation, totaled $74,057 and $235,053, respectively, reflecting increases of $24,742 and $80,123 over the same periods in 2000. The increases are primarily due to consulting work performed in 2001 and real estate tax expense incurred for the properties operated under management contracts. Additionally, commencing in 2001, the State of Tennessee has imposed franchise and excise taxes on the Partnership's property in Nashville.

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



                                      REALTY PARKING PROPERTIES L.P.




DATE:      11/9/01                    By:  /s/  John M. Prugh
                                      John M. Prugh
                                      President and Director
                                      Realty Parking Company, Inc.
                                      General Partner



DATE:      11/9/01                    By:  /s/  Timothy M. Gisriel
                                      Timothy M. Gisriel
                                      Treasurer
                                      Realty Parking Company, Inc.
                                      General Partner