Form 10-K
period 2001-12-31
REALTY PARKING PROPERTIES LP
filed 2002-03-28
CIK 841127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

 (Mark One)
 { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                           Yes     X                                   No

As of December 31, 2001, there were 1,909,127 Units of Assignee and Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.


                       Documents Incorporated by Reference

The Annual Report for 2001 is incorporated by reference.

                         REALTY PARKING PROPERTIES L.P.





                                      INDEX

Part I                                                                                  Page(s)


           Item 1.         Business                                                         3-4
           Item 2.         Properties                                                       4-5
           Item 3.         Legal Proceedings                                                  5
           Item 4.         Submission of Matters to a Vote of Security Holders                5


Part II.


           Item 5.         Market for Registrant's Common Equity
                                and Related Stockholder Matters                               6
           Item 6.         Selected Financial Data                                            6
           Item 7.         Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                         7-9
           Item 7a.        Quantitative and Qualitative Disclosures About Market Risk         9
           Item 8.         Financial Statements and Supplementary Data                        9
           Item 9.         Changes in and Disagreements with Accountants on
                                Accounting and Financial Disclosure                           9

Part III.

           Item 10.        Directors and Executive Officers of the Registrant                10
           Item 11.        Executive Compensation                                            11
           Item 12.        Security Ownership of Certain Beneficial Owners
                                and Management                                               11
           Item 13.        Certain Relationships and Related Transactions                    11


Part IV.


           Item 14.        Exhibits, Financial Statement Schedules and
                                Reports on Form 8-K                                       11-15

           Signatures                                                                                              16


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

      The Partnership acquired fifteen Properties during 1989 and 1999. During 2001, the Partnership sold four of its Properties. Additionally, the Partnership sold one Property in each of the years 1993, 1999 and 2000. The Partnership's investment in the remaining eight Properties, net of impairment losses and accumulated depreciation, was $16,856,095 at December 31, 2001.

      The Partnership initially leased its parking properties to the Advisor for periods of 10 years, expiring between April 1999 and November 2000, with options to extend the leases for two additional terms of five years. The Advisor exercised extension options for seven properties held at December 31, 2001. Under the terms of the leases, the Advisor is responsible for all operating costs, including ad valorem real estate taxes and general and garage liability insurance coverage. One of the leases differs slightly from the terms above in order to accommodate specific circumstances of the related property.

      Under the terms of the leases, the Advisor is obligated to pay the Partnership the greater of minimum rent plus reimbursement of real estate taxes or 60% of gross parking revenues ("percentage rent"). Percentage rents earned during 2001, 2000 and 1999 totaled $109,023, $197,902 and $326,976, respectively. The minimum rents are 7.0% of certain acquisition costs. Parking lot revenues of $1,056,109 in 2001, $1,431,204 in 2000, and $2,308,135 in 1999,
represented minimum rents under the lease agreements.

      Each of the seven leases with the Advisor is cancelable by the Partnership upon the sale of the property and payment to the Advisor of a termination fee. The termination fee generally equals 15% of the amount, if any, by which the property's sale proceeds exceed the original acquisition cost of the property plus a 12% compounded annual return on the original acquisition cost minus all rental income received by the Partnership from the property.

                         REALTY PARKING PROPERTIES L.P.

      The Advisor did not extend leases on four Properties at the lease's renewal dates. Three of these Properties have been operated under month-to-month management contracts with parking operators, two of which were sold in 2001. Parking operations at the fourth Property ceased in November 2000 and the Partnership sold this Property in 2001. Under the terms of the management contracts, the parking operators receive a fixed fee for managing the Properties. The Partnership records as parking lot revenue the gross parking revenues net of the operating expenses of these Properties. The Partnership is responsible for real estate taxes. Parking lot revenues of $333,068 and $211,869 in 2001 and 2000, respectively, represented income from Properties operated under the management contracts.

      The success of the Partnership will, to a large extent, depend on the quality of management of the Partnership and the timing, terms and conditions of any sale. Future development of the Properties may be delayed or rendered legally or economically unfeasible as a result, for example, of future building moratoriums, zoning changes, and changes in growth and development patterns, any of which may impair the value of the Partnership's investment in its properties.

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


Item 2.  Properties

      The Partnership owns eight properties in total, seven of which are wholly owned by the Partnership. The undivided tenants-in-common ownership of one of the properties is noted below. The properties were acquired on an all-cash basis and, therefore, are not subject to a mortgage or other lien or encumbrance. As of December 31, 2001, the Partnership owns the following properties:

                                 Approximate                       (1) Investment  (3) 2001 Parking
     Location                   Size (Sq. Ft.)      Type           in Real Estate     Lot Revenue       Lease Date

Birmingham, Alabama                 28,000      276-car garage      $    902,750      $   156,698       5/90 - 4/05
  Corner of Fourth Ave.
  North and 19th St.

Little Rock, Arkansas               35,000      surface lot            1,002,360           69,100       5/89 - 4/04
   East side of Broadway
   between Third and
   Fourth Streets

Los Angeles, California             41,800      surface lot            3,489,920          301,608          Monthly
   800 Block S. Main St.

Miami, Florida                      90,000      surface lot            4,900,458          340,627       8/89 - 7/04
   Block bounded by S. Miami
   Ave., S.E. 2nd St.,
   N.E. 1st Ave. (2)

                         REALTY PARKING PROPERTIES L.P.

                                 Approximate                        (1) Investment    (3) 2001 Parking      Location
      Location                  Size (Sq. Ft.)       Type           in Real Estate       Lot Revenue       Lease Date

Kansas City, Missouri                35,650      400-car garage        1,745,903           110,000        10/90 - 9/03
   Fronting on Grand Ave.,
   8th St. and Walnut St.

Nashville, Tennessee                 33,360      surface lot           1,558,046           103,945        10/90 - 9/05
   Commerce St. and
   Seventh Ave.

Houston, Texas                       81,000      surface lot           1,407,423           144,388         8/90 - 7/05
   Commerce St. at its
   intersection with Austin St.

Milwaukee, Wisconsin                 36,350      451-car garage        1,849,235           155,610        10/90 - 9/05
   East side of N. 7th St.
   and N. 6th St. at West
   Wells St.                                                         -----------       -----------
                                                                     $16,856,095       $ 1,381,976
                                                                     ===========       ===========

     (1) Investment in real estate is recorded net of an impairment loss of $4,409,624 and accumulated depreciation totaling $1,220,553 (see Note 4. "Gain
(Loss) on Properties" in Item 8. Financial Statements, herein).

     (2) The Partnership owns a three-quarter undivided interest in this property with the remaining 25% owned by the Advisor.

     (3) 2001 parking lot revenue does not include rental income from the properties sold during 2001.


Item 3.  Legal Proceedings

      The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to the security holders for a vote during the last quarter of the fiscal year covered by this report.

                         REALTY PARKING PROPERTIES L.P.


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

      As of December 31, 2001, there were 2,924 holders of assignee and limited partnership interests of the registrant, owning an aggregate of 1,909,127 units.

      The Partnership made four quarterly cash distributions totaling $1,415,420 in 2001, and $2,032,913 in 2000, and $2,473,212 in 1999. These distributions were derived from funds provided by operating activities and a return of capital of $135,558 in 2001 and $70,387 in 2000. Additionally in 2001 and 2000, the
Partnership distributed sales proceeds totaling $4,537,000 and $9,581,634, respectively.

Item 6.  Selected Financial Data

      The following selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.

                                      2001              2000             1999             1998              1997

Parking lot revenue               $1,498,200         $1,840,975       $2,635,111       $2,702,673        $2,508,271
Interest income                       41,514             99,133           64,155           47,354            53,389
Gain (loss) on properties, net     1,805,024            767,622       (4,158,255)               -                 -

Net earnings (loss)                2,929,580          2,345,661       (1,752,340)       2,436,246         2,251,096
Net earnings (loss) per Unit            1.52               1.21             (.97)            1.25              1.16

Total assets                      17,861,515         20,824,038       30,267,124       34,354,969        34,399,045

Partners' capital                 17,493,260         20,516,100       29,784,986       34,010,538        34,047,504

Cash distributions
    paid per Unit:
      Operations                         .66               1.01             1.27             1.27              1.21
      Return of capital                  .07                .03                -                -               .06
      Sales proceeds                    2.38               5.02                -                -                 -

                         REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership was fully invested in parking properties as it entered 2001 and currently has no plans to use working capital to perform major repairs or improvements to any of its properties.

      At December 31, 2001, the Partnership had a working capital position that included cash and cash equivalents of $834,800, accounts receivable (net of real estate taxes payable) of $1,620 and accounts payable of $199,255. Cash and cash equivalents increased $913 during 2001. This increase represents the net effect of $1,416,339 in cash provided by operating activities, $1,415,420 in quarterly cash distributions to investors, $4,536,994 in proceeds from sales of properties, and distributions of sales proceeds totaling $4,537,000. It is anticipated that remaining cash and cash equivalents will be sufficient to satisfy the Partnership's liquidity requirements.

      On February 13, 2002, the Partnership made a quarterly cash distribution totaling $287,194, of which 98% was allocated to assignee and limited partners. The distribution was comprised of funds provided by operating activities during 2001.

Results of Operations

Sales

      During 2001, the Partnership sold four properties for $4,850,000. The Partnership's investment in the properties was $2,731,970, net of accumulated depreciation of $50,308 and impairment losses totaling $2,050,679. The gain from the sales totaled $1,805,024, net of expenses of $313,006.

      During 2000, the Partnership sold one property for $1,335,586. The Partnership's investment in the property was $372,558, net of accumulated depreciation of $1,189. The gain from the sale totaled $767,622, net of expenses of $195,406.

      During 1999, the Partnership sold one property for $8,625,000. The Partnership's investment in the property was $6,137,882, net of accumulated depreciation of $13,440. The gain from the sale totaled $2,302,048, net of expenses of $185,070.

      In the fourth quarter of 1999, the Advisor gave notice that it would not renew four leases that were expiring at various dates in 2000. As a result, the Partnership made an evaluation as to the recoverability of the carrying amounts of the related properties from future cash flows expected to result from the use and eventual disposition of the properties over their expected holding periods. Based upon this evaluation, the Partnership determined that the carrying amounts of those properties were not recoverable, and an impairment loss of $6,460,303 was recognized at December 31, 1999. See Note 4, "Gain (Loss) on Properties, Net," in Item 8. Financial Statements, herein.


Operations

      Parking lot revenue includes base and percentage rents earned pursuant to the lease agreements with the Advisor, and the net operating revenues of the properties operated under management contracts. The Partnership leases seven of its properties to the Advisor under terms that include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the Advisor is obligated to pay percentage rent, calculated as a percentage of gross parking revenues in excess of a base amount. The eighth remaining property is managed by a parking operator in accordance with a separate management contract. Under the terms of the management contract, the operator forwards the property's net operating revenues to the Partnership. The Partnership is responsible for the payment of real estate taxes for that property.

                         REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations (continued)

Operations (continued)

      Parking lot revenue for 2001, 2000 and 1999 totaled $1,498,200, $1,840,975 and $2,635,111, respectively.

      Parking lot revenue declined during 2001 by $342,775 from 2000. This decline resulted from: (1) reduced rental income of $200,362 related to the four properties that were sold during 2001, (2) reduced rental income of $26,504 related to a lease renewal at a rate lower than the original lease, (3) reduced rental income of $59,556 related to a property that is operated pursuant to a management agreement, and (4) lower percentage rental income of $56,353 earned at other properties.

      Parking lot revenue declined during 2000 by $794,136 from 1999. This decline resulted from: (1) reduced rental income of $476,335 related to the two properties that were sold during late 1999 and early 2000, (2) reduced rental income of $247,869, primarily from the three properties that are operated pursuant to management agreements, and (3) lower percentage rental income of $69,932 earned at other properties.

      Expenses in 2001, net of depreciation, totaled $296,509, reflecting an increase of $55,464 over 2000. The increase was primarily the result of real estate tax expense relating to the properties being operated under management contracts, professional expenses incurred in examining sale possibilities, and franchise and excise taxes imposed by the State of Tennessee on the Partnership's property in Nashville. The increases were offset by the lower administrative expenses incurred. Administrative expenses were incurred during 2000 that did not recur during 2001, as noted below.

      Expenses in 2000, net of depreciation, totaled $241,045, reflecting an increase of $71,546 over 1999. The increase was primarily the result of real estate tax expense relating to the properties being operated under management contracts. In addition, administrative expenses increased due primarily to the additional costs and expenses incurred as a result of lease extension and management contract negotiations.

Outlook

      The Partnership is currently negotiating with separate buyers for the Kansas City, Nashville, Houston and Milwaukee properties. Although these negotiations are serious and ongoing, there can be no assurances that these properties will be sold.

      There has been significant interest from various buyers throughout the country in the Partnership's remaining properties. While the Fund's original investment strategy had anticipated that the highest returns might be obtained by selling properties at a price reflective of their development potential, strong returns can also be earned from selling properties based on their parking economics. We will pursue all viable strategies in evaluating the sale of the Partnership's remaining assets.

Critical Accounting Policies

      Critical accounting policies are those that are both important to the presentation of financial condition and results of operations and require management's most difficult, complex or subjective judgments. The Partnership's critical accounting policy relates to the evaluation of impairment of long-lived assets.

      If events or changes in circumstances indicate that the carrying value of a property to be held and used may be impaired, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to its estimated fair value and an impairment loss is recognized. If the Partnership decides to sell a property, it evaluates the recoverability of the carrying amount of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. The estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as each of the parking properties' parking rates, operating expenses and/or the terms of a net lease with a parking operator, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. These estimates are subject to revision as market conditions, and the Partnership's assessment of them, change.

                         REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations (continued)

New Accounting Pronouncement

      In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of APB Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. We do not believe that adoption of SFAS No. 144 in 2002 will have a material effect on the Partnership's financial statements.



Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      None.


Item 8.  Financial Statements and Supplementary Data

      Index to Financial Statements:

                                                       Pages(s)
                                                  Herein    Annual Report

      Independent Auditors' Report                     12          3
      Balance Sheets                                               4
      Statements of Operations                                     5
      Statements of Partners' Capital                              6
      Statements of Cash Flows                                     7
      Notes to Financial Statements                             8-15
      Financial Statement Schedule
         Schedule III - Real Estate and
         Accumulated Depreciation                   13-15


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


      None.

                         REALTY PARKING PROPERTIES L.P.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      The General Partner of the Partnership is Realty Parking Company, Inc. The Partnership's principal executive office is located at 225 East Redwood Street, Baltimore, Maryland 21202, telephone (410) 727-4083. The General Partner had primary responsibility for the selection and negotiation of terms concerning the acquisition of the properties' sites, selecting a manager for the interim investments, and the structure of the offering and the Partnership. The General Partner is responsible for overseeing the performance of those who contract with the Partnership, as well as making decisions with respect to the financing, sale and liquidation of the Partnership's assets. It also provides all reports to, and communications with, investors and others, all distributions and allocations to investors, the administration of the Partnership's business and all filings with the Securities and Exchange Commission and other federal or state regulatory authorities. The Partnership Agreement provides for the removal of the General Partner and the election of a successor or additional general partner by investors holding a majority of the Units.

      The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 53, has been a Director and President of the General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 49, has been a Director and Vice President of the General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 55, has been the Secretary of the General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 45, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1989. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore, in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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

      The Assignor Limited Partner, Parking Properties Holding Co., Inc., an affiliate of the General Partner, holds 40 Units representing a beneficial interest in limited partnership interests in the Partnership. The Units held by the Assignor Limited Partner have all rights attributable to such Units under the Limited Partnership Agreement except that these Units are nonvoting.

      The General Partner has a 2% interest in the Partnership as the General Partner, but holds no Units.

      For the three years ending December 31, 2001, the Advisor held 43,011 assignee limited partnership interests (an approximate 2% investment in the Partnership).

      There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change of control of the registrant.


Item 13.   Certain Relationships and Related Transactions

      The General Partner and its affiliates have and are permitted to engage in transactions with the Partnership. For a summarization of fees paid during 2001, 2000 and 1999, and to be paid to the General Partner and its affiliates at December 31, 2001, see Note 6, "Related Party Transactions," in Item 8, Financial Statements, herein.



                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  1.  Financial Statements:  See Index to Financial Statements in
               Item 8 on page 9, herein.

           2. Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in Item 8 on page 9.

           3.  Exhibits:
               (3, 4) Limited Partnership Agreement on pages 1 through 38 of Exhibit A to the Partnership's Registration Statement on Form S-11 (File No. 33-24961) incorporated herein by reference.
               (13)   Annual Report for 2001.


(b)      Reports on Form 8-K:  None.

                          INDEPENDENT AUDITORS' REPORT




The Partners
Realty Parking Properties L.P.:


Under date of January 25, 2002, we reported on the balance sheets of Realty Parking Properties L.P. as of December 31, 2001 and 2000 and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the Annual Report on Form 10-K for 2001. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       /s/   KPMG LLP


Baltimore, Maryland
January 25, 2002

REALTY PARKING PROPERTIES L.P.                                       page 1 of 3
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2001

------------------------------------------------------------------------------------------------------------------------------------
              COLUMN A                       COLUMN C                     COLUMN D                        COLUMN E
                                                                      COST CAPITALIZED                  GROSS AMOUNT
                                                                         SUBSEQUENT                   AT WHICH CARRIED
                                        INITIAL COST TO THE            TO ACQUISITION                AT CLOSE OF PERIOD
                                           PARTNERSHIP             LAND         BUILDING         LAND &      BUILDING &
             DESCRIPTION                LAND      BUILDING     IMPROVEMENTS   IMPROVEMENTS    IMPROVEMENTS  IMPROVEMENTS     TOTAL
------------------------------------------------------------------------------------------------------------------------------------

LITTLE ROCK, ARKANSAS
approximately 35,000 square-foot
surface parking lot                  $1,002,360                                                1,002,360                   1,002,360

MIAMI, FLORIDA
approximately 90,000 square-foot
surface parking lot                   4,900,458                                                4,900,458                   4,900,458

BIRMINGHAM, ALABAMA
276-car garage on appoximately
28,000 square-foot lot                  307,791    672,075                       209,737         307,791       881,812     1,189,603

LOS ANGELES, CALIFORNIA
approximately 41,800 square-foot
surface parking lot                   3,454,621                   75,619                       3,530,240                   3,530,240

HOUSTON, TEXAS
approximately 81,000 square-foot
surface parking lot                   1,407,423                                                1,407,423                   1,407,423

NASHVILLE, TENNESSEE
approximately 33,360 square-foot
surface parking lot                   1,558,046                                                1,558,046                   1,558,046

KANSAS CITY, MISSOURI
400-car garage on approximately
35,650 square-foot lot                1,151,154    625,447        34,485         274,294       1,185,639       899,741     2,085,380

MILWAUKEE, WISCONSIN
451-car garage on approximately
36,350 square-foot lot                  738,914    929,946                       734,278         738,914     1,664,224     2,403,138

                                    -----------  ---------       -------       ---------      ----------     ---------    ----------

                                    $14,520,767  2,227,468       110,104       1,218,309      14,630,871     3,445,777    18,076,648
                                    ===========  =========       =======       =========      ==========     =========    ==========

REALTY PARKING PROPERTIES L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2001

---------------------------------------------------------------------------------------
              COLUMN A                          COLUMN F     COLUMN H       COLUMN I
                                                                            LIFE ON
                                                                             WHICH
                                              ACCUMULATED                 DEPRECIATION
                                              DEPRECIATION     DATE       IN LATEST I/S
             DESCRIPTION                        ("A/D")      ACQUIRED      IS COMPUTED
---------------------------------------------------------------------------------------

LITTLE ROCK, ARKANSAS
approximately 35,000 square-foot
surface parking lot                                 N/A        1989            N/A

MIAMI, FLORIDA
approximately 90,000 square-foot
surface parking lot                                 N/A        1989            N/A

BIRMINGHAM, ALABAMA
276-car garage on appoximately
28,000 square-foot lot                          286,853        1990        SEE NOTE 5

LOS ANGELES, CALIFORNIA
approximately 41,800 square-foot
surface parking lot                              40,320        1990        SEE NOTE 5

HOUSTON, TEXAS
approximately 81,000 square-foot
surface parking lot                                 N/A        1990            N/A

NASHVILLE, TENNESSEE
approximately 33,360 square-foot
surface parking lot                                 N/A        1990            N/A

KANSAS CITY, MISSOURI
400-car garage on approximately
35,650 square-foot lot                          339,477        1990        SEE NOTE 5

MILWAUKEE, WISCONSIN
451-car garage on approximately
36,350 square-foot lot                          553,903        1990        SEE NOTE 5

                                             ------------
                                              1,220,553
                                             ============

REALTY PARKING PROPERTIES L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2001

----------------------------------------------------------------------------------------------------------------------------
(1)                                  2001                           2000                             1999
                                 REAL ESTATE          A/D       REAL ESTATE            A/D       REAL ESTATE            A/D
                              ----------------------------------------------------------------------------------------------

BALANCE AT BEGIN. OF PERIOD     $ 20,858,926    1,152,212        21,232,673      1,032,377        33,844,298        921,965
ADDITIONS                                  -      118,649                 -        121,024                 -        123,852
REAL ESTATE SOLD                  (4,832,957)     (50,308)         (373,747)        (1,189)       (6,151,322)       (13,440)
IMPAIRMENT LOSSES                  2,050,679            -                 -              -        (6,460,303)             -
                              ---------------------------------------------------------------------------------------------
BALANCE AT CLOSE OF PERIOD      $ 18,076,648    1,220,553        20,858,926      1,152,212        21,232,673      1,032,377
============================================================================================================================


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $22,486,272 AT DECEMBER 31, 2001

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

                               REALTY PARKING PROPERTIES L. P.




DATE:   3/15/02                BY:  /s/ John M. Prugh
                                    John M. Prugh
                                    President and Director
                                    Realty Parking Company, Inc.
                                    General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.

DATE:   3/15/02                BY:   /s/  John M. Prugh
                                    John M. Prugh
                                    President and Director
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/20/02                BY:   /s/  Peter E. Bancroft
                                    Peter E. Bancroft
                                    Vice President and Director
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/20/02                BY:   /s/  Terry F. Hall
                                    Terry F. Hall
                                    Secretary
                                    Realty Parking Company, Inc.
                                    General Partner


DATE:   3/15/02                BY:   /s/  Timothy M. Gisriel
                                    Timothy M. Gisriel
                                    Treasurer
                                    Realty Parking Company, Inc.
                                    General Partner