Form 10-Q
period 2002-03-31
REALTY PARKING PROPERTIES LP
filed 2002-05-13
CIK 841127

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


  (Mark One)
   { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

   {   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


         For Quarter Ended March 31, 2002 Commission file number 0-17616

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

                         REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets

                                                            March 31,
                                                              2002             December 31,
                                                           (Unaudited)             2001
                                                      ------------------  --------------------
Assets
  Investment in real estate                           $      16,827,149   $        16,856,095
  Cash and cash equivalents                                     776,011               834,800
  Accounts receivable                                           176,620               170,620
  Other assets                                                   12,261                     -
                                                      ------------------  --------------------

                                                      $      17,792,041   $        17,861,515
                                                      ==================  ====================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses             $         150,694   $           160,898
    Due to affiliate                                             43,747                38,357
    Real estate taxes payable                                   169,000               169,000
                                                      ------------------  --------------------
                                                                363,441               368,255
                                                      ------------------  --------------------

  Partners' Capital
    General Partner                                              (1,293)                    -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                      17,429,793            17,493,160
    Subordinated Limited Partner                                    100                   100
                                                      ------------------  --------------------
                                                             17,428,600            17,493,260
                                                      ------------------  --------------------

                                                      $      17,792,041   $        17,861,515
                                                      ==================  ====================








                 See accompanying notes to financial statements
                                        1

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)

                                                                Three Months Ended
                                                           March 31,            March 31,
                                                             2002                 2001
                                                     ----------------------------------------
Revenues
   Parking lots                                      $         317,352   $           366,312
   Interest income                                               3,000                12,073
                                                     ------------------  --------------------
                                                               320,352               378,385
                                                     ------------------  --------------------

Expenses
   Administrative, including amounts
     to related party                                           35,773                32,590
   Professional fees                                             5,500                 5,500
   Management fees to related party                              6,527                 7,378
   Real estate taxes                                            20,000                35,550
   Franchise and excise taxes                                    1,072                12,941
   Depreciation                                                 28,946                30,006
                                                     ------------------  --------------------
                                                                97,818               123,965
                                                     ------------------  --------------------

Earnings from operations                                       222,534               254,420

Loss on sale of property, net                                        -               (26,535)
                                                     ------------------  --------------------

Net earnings                                         $         222,534   $           227,885
                                                     ==================  ====================

Net earnings per unit of assignee and
  limited partnership interest-basic                 $            0.11   $              0.12
                                                     ==================  ====================






                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                 Assignee
                                               and Limited          Subordinated
                                               Partnership           Limited               General
                                                Interests            Partner               Partner               Total
                                          ----------------------------------------------------------------------------------

Balance at December 31, 2001              $       17,493,160   $             100    $               -   $        17,493,260

Net earnings                                         218,083                   -                4,451               222,534

Distribution to partners-operations                 (281,450)                  -               (5,744)             (287,194)
                                          -------------------  ------------------   ------------------  --------------------

Balance at March 31, 2002                 $       17,429,793   $             100    $          (1,293)  $        17,428,600
                                          ===================  ==================   ==================  ====================



Balance at December 31, 2000              $       20,516,000   $             100    $               -   $        20,516,100

Net earnings                                         223,327                   -                4,558               227,885

Distribution to partners-operations                 (450,228)                  -               (9,188)             (459,416)
                                          -------------------  ------------------   ------------------  --------------------

Balance at March 31, 2001                 $       20,289,099   $             100    $          (4,630)  $        20,284,569
                                          ===================  ==================   ==================  ====================







                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          Three Months Ended
                                                                    March 31,            March 31,
                                                                      2002                 2001
                                                                 -------------------------------------
Cash flows from operating activities
  Net earnings                                                $         222,534   $           227,885
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Loss on sale of property, net                                           -                26,535
      Depreciation                                                       28,946                30,006
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable
             and real estate taxes payable, net                          (6,000)               47,245
         (Increase) decrease in other assets                            (12,261)                3,206
         Increase (decrease) in accounts payable
             and accrued expenses                                       (10,204)                1,660
         Increase in due to affiliate                                     5,390                18,294
                                                              ------------------  --------------------
Net cash provided by operating activities                               228,405               354,831
                                                              ------------------  --------------------

Cash flows from investing activities -
   proceeds from sale of property, net                                        -               472,465
                                                              ------------------  --------------------

Cash flows from financing activities -
   distributions to partners                                           (287,194)             (459,416)
                                                              ------------------  --------------------

Net increase (decrease) in cash and cash equivalents                    (58,789)              367,880
Cash and cash equivalents
    Beginning of period                                                 834,800               833,887
                                                              ------------------  --------------------

    End of period                                             $         776,011   $         1,201,767
                                                              ==================  ====================





                 See accompanying notes to financial statements
                                        4

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)



Note 1 - The Partnership and Basis of Preparation

The accompanying financial statements of Realty Parking Properties L.P. (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2001 Annual Report.

Note 2 - New Accounting Pronouncement

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of APB Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. The adoption of SFAS No. 144 in 2002 did not have a material effect on the Partnership's financial statements.
Note 3 - Cash and Cash Equivalents

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and money market accounts and are stated at cost, which approximated market value at March 31, 2002 and December 31, 2001.


Note 4 - Investment in Real Estate

Investment in real estate is summarized as follows:
                                     March 31, 2002         December 31, 2001

 Land                                  $14,520,767               $14,520,767
 Buildings                               3,445,777                 3,445,777
 Land Improvements                         110,104                   110,104
                                        18,076,648                18,076,648
 Less accumulated depreciation            1,249,499                1,220,553
                         Total         $16,827,149               $16,856,095

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)


Note 5 - Sale of Property

On March 1, 2001, the Partnership sold its Dayton, Ohio property for $500,000. The Partnership's investment in the property was $499,000, net of accumulated depreciation of $9,458 and an impairment loss of $679,959 recorded in 1999. The loss from the sale totaled $26,535, net of expenses of $27,535.

Note 6 - Related Party Transactions

The General Partner earned a management fee of $6,527 and $7,378 (1% of gross revenues of the properties and other sources of income) during the three months ended March 31, 2002 and 2001, respectively. The general partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $37,220 and $38,746 for the three months ended March 31, 2002 and 2001, respectively.

Pursuant to an Investment Advisory Agreement, Central Parking System (the "Advisor") earns a fee upon disposition of a property equal to 2% of the contract price for the sale of a property. Such fee is earned for services rendered to advise the General Partner on the timing and pricing of a property sale. For the quarter ended March 31, 2001, the Advisor earned an Advisory fee of $10,000 on the sale of the Dayton property

Note 7 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.

Note 8 - Subsequent Event

On May 15, 2002, the Partnership plans to make a cash distribution totaling $251,480 of which 98% is allocable to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities during the quarter ended March 31, 2002. Assignee and Limited Partners will receive a cash distribution of approximately $0.13 per unit.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         The Partnership was fully invested in parking properties as it entered 2002 and currently has no plans to use working capital to perform major repairs or improvements to any of its properties. The Partnership has sufficient cash and cash equivalents to satisfy its liquidity requirements for 2002.

         At March 31, 2002, the Partnership had a working capital position that included cash and cash equivalents of $776,011, accounts receivable (net of real estate taxes payable) of $7,620 and accounts payable and accrued expenses of $194,441. Cash and cash equivalents decreased $58,789 during the first quarter of 2002. This decrease represents the net effect of $228,405 in cash provided by operating activities and the quarterly distribution to investors totaling $287,194.

         On May 15, 2002, the Partnership plans to make a cash distribution totaling $251,480 of which 98% is allocable to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities during the quarter ended March 31, 2002. Assignee and Limited Partners will receive a cash distribution of approximately $0.13 per unit.

Results of Operations

      Parking lot revenue includes base and percentage rents earned pursuant to seven lease agreements with the Advisor, and the net operating revenue of one property operated under a management contract. The Partnership leases seven of its properties to the Advisor under terms that include a minimum rent calculated as a percentage of certain acquisition costs. The Advisor is also obligated to pay percentage rent, calculated as a percentage of gross parking revenues in excess of a base amount. Additionally, one property is managed by a parking operator under the terms of a management contract with the Partnership. Under the terms of the management contract, the operator forwards the property's net operating revenue to the Partnership. The Partnership is responsible for the payment of real estate taxes on one property operated under the terms of a lease agreement and the property operated under a management contract.

         Total parking lot revenue of $317,352 was earned during the first quarter of 2002, reflecting a decrease of $48,960 from the same period in 2001. The decrease in 2002 is primarily the result of property sales during 2001.

         Expenses incurred during the first quarter of 2002 (net of depreciation) were $68,872, reflecting a decrease of $25,087 from the same period in 2001. The decrease is primarily the result of lower real estate taxes, and lower franchise and excise taxes. Real estate tax expense was reduced in 2002 as a result of property sales during 2001. The State of Tennessee imposed franchise and excise taxes on the Partnership's property in Nashville. During the first quarter of 2001, the Partnership recognized a full year of 2000's expense (totaling $10,316) and three months of 2001's expense (estimated to be $2,625).

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Outlook

         The Partnership is currently negotiating with separate buyers for the Kansas City, Nashville, Houston and Milwaukee properties. Although these negotiations are serious and ongoing, there are no assurances that the properties will be sold.

         There has been significant interest from various buyers throughout the country in the Partnership's remaining properties. While the Partnership's original investment strategy had anticipated that the highest returns might be obtained by selling properties at a price reflective of their development potential, strong returns can also be earned from selling properties based on their parking economics.


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




                                         REALTY PARKING PROPERTIES L.P.




DATE:       5/13/02                      By:      /s/  John M.Prugh
                                         John M. Prugh
                                         President and Director
                                         Realty Parking Company, Inc.
                                         General Partner



DATE:       5/13/02                      By:     /s/  Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Realty Parking Company, Inc.
                                         General Partner