Form 10-Q
period 2002-06-30
REALTY PARKING PROPERTIES LP
filed 2002-08-08
CIK 841127

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

                  For the quarterly period ended June 30, 2002

   { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to _____


         For Quarter Ended June 30, 2002 Commission file number 0-17616

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

                Yes     X                       No______

                         REALTY PARKING PROPERTIES L.P.



                                      INDEX



                                                                       Page No.
Part I.    Financial Information


    Item 1.   Financial Statements

                 Balance Sheets                                            1
                 Statements of Operations                                  2
                 Statements of Partners' Capital                           3
                 Statements of Cash Flows                                  4
                 Notes to Financial Statements                            5-7


    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      8-10

    Item 3.   Quantitative and Qualitative Disclosures
                 About Market Risk                                         11


Part II.      Other Information

    Item 1. through Item 6.                                                11

     Signatures                                                            12

                         REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets

                                                         June 30,
                                                          2002             December 31,
                                                       (Unaudited)             2001
                                                   ------------------  -------------------
Assets
  Investment in real estate                        $      15,240,158   $       16,856,095
  Property held for sale                                   1,558,045                    -
  Cash and cash equivalents                                  865,043              834,800
  Accounts receivable                                        182,620              170,620
                                                   ------------------  -------------------

                                                   $      17,845,866   $       17,861,515
                                                   ==================  ===================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses          $         149,257   $          160,898
    Due to affiliate                                          36,335               38,357
    Real estate taxes payable                                169,000              169,000
                                                   ------------------  -------------------
                                                             354,592              368,255
                                                   ------------------  -------------------

  Partners' Capital (Deficit)
    General Partner                                              (40)                   -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                   17,491,214           17,493,160
    Subordinated Limited Partner                                 100                  100
                                                   ------------------  -------------------
                                                          17,491,274           17,493,260
                                                   ------------------  -------------------

                                                   $      17,845,866   $       17,861,515
                                                   ==================  ===================




                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended                          Six Months Ended
                                                June 30,             June 30,              June 30,            June 30,
                                                  2002                2001                  2002                 2001
                                          ---------------------------------------    ---------------------------------------
Revenues
   Parking lots                           $          388,088   $         409,341     $         679,454   $          749,667
   Interest income                                     2,830               9,972                 5,830               22,045
                                          -------------------  ------------------    ------------------  -------------------
                                                     390,918             419,313               685,284              771,712
                                          -------------------  ------------------    ------------------  -------------------

Expenses
   Administrative, including amounts
     to related party                                 37,129              19,687                72,902               52,277
   Professional fees                                   5,984               5,500                11,484               11,000
   Management fees to related party                    6,918               6,978                12,988               13,796
   Real estate taxes                                  22,261              31,667                42,261               67,217
   Depreciation                                       28,946              30,006                57,892               60,012
                                          -------------------  ------------------    ------------------  -------------------
                                                     101,238              93,838               197,527              204,302
                                          -------------------  ------------------    ------------------  -------------------

Income from continuing operations                    289,680             325,475               487,757              567,410

Gain on properties, net                                    -             132,767                     -              106,232

Discontinued operations - income from
  operations of a property held for sale              24,474              22,782                48,931               35,267
                                          -------------------  ------------------    ------------------  -------------------

Net earnings                              $          314,154   $         481,024     $         536,688   $          708,909
                                          ===================  ==================    ==================  ===================

Net earnings per unit of assignee and
  limited partnership interest-basic
    Continuing operations                 $             0.15   $            0.17     $            0.25   $             0.29
    Gain on properties, net                                -                0.06                     -                 0.05
    Discontinued operations                             0.01                0.01                  0.03                 0.02
                                          -------------------  ------------------    ------------------  -------------------

                                          $             0.16   $            0.24     $            0.28   $             0.36
                                          ===================  ==================    ==================  ===================




                 See accompanying notes to financial statements
                                        2

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                Assignee
                                               and Limited           Subordinated
                                               Partnership           Limited               General
                                                Interests            Partner               Partner               Total
                                          ----------------------------------------------------------------------------------
Balance at December 31, 2001              $       17,493,160   $             100     $               -   $       17,493,260

Net earnings                                         525,954                   -                10,734              536,688

Distributions to partners-operations                (527,900)                  -               (10,774)            (538,674)
                                          -------------------  ------------------    ------------------  -------------------

Balance at June 30, 2002                  $       17,491,214   $             100     $             (40)  $       17,491,274
                                          ===================  ==================    ==================  ===================



Balance at December 31, 2000              $       20,516,000   $             100     $               -   $       20,516,100

Net earnings                                         694,034                   -                14,875              708,909

Distributions to partners -
     Operations                                     (728,963)                  -               (14,875)            (743,838)
     Sale proceeds, net                             (472,469)                  -                     -             (472,469)
                                          -------------------  ------------------    ------------------  -------------------

Balance at June 30, 2001                  $       20,008,602   $             100     $               -   $       20,008,702
                                          ===================  ==================    ==================  ===================





                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                               Six Months Ended
                                                                         June 30,            June 30,
                                                                          2002                 2001
                                                                     -------------------------------------
Cash flows from operating activities
  Net earnings                                                     $         536,688   $          708,909
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Gain on properties, net                                                      -             (106,232)
      Depreciation                                                            57,892               60,012
      Changes in assets and liabilities
         Increase in accounts receivable
             and real estate taxes payable, net                              (12,000)             (42,503)
         Decrease in other assets                                                  -               21,479
         Decrease in accounts payable
             and accrued expenses                                            (11,641)             (11,933)
         Increase (decrease) in due to affiliates                             (2,022)               5,689
                                                                   ------------------  -------------------
Net cash provided by operating activities                                    568,917              635,421
                                                                   ------------------  -------------------

Cash flows from investing activities -
   proceeds from sales of properties, net                                          -            1,005,232
                                                                   ------------------  -------------------

Cash flows from financing activities -
   distributions to partners                                                (538,674)          (1,216,307)
                                                                   ------------------  -------------------

Net increase in cash and cash equivalents                                     30,243              424,346
Cash and cash equivalents
    Beginning of period                                                      834,800              833,887
                                                                   ------------------  -------------------

    End of period                                                  $         865,043   $        1,258,233
                                                                   ==================  ===================




                 See accompanying notes to financial statements
                                        4

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Note 1 - The Partnership and Basis of Preparation

The accompanying financial statements of Realty Parking Properties L.P. (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Certain amounts in the statements of operations for 2001 have been reclassified to conform to the presentation for 2002. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2001 Annual Report.


Note 2 - Cash and Cash Equivalents

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and money market accounts and are stated at cost, which approximated market value at June 30, 2002 and December 31, 2001.


Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:
                                         June 30, 2002         December 31, 2001

Land                                      $12,962,722               $14,520,767
Buildings                                   3,445,777                 3,445,777
Land Improvements                             110,104                   110,104
                                          -----------               -----------
                                           16,518,603                18,076,648
Less accumulated depreciation               1,278,445                 1,220,553
                                          -----------               -----------
                        Total             $15,240,158               $16,856,095
                                          ===========               ===========

     Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Note 4 - Properties Held for Sale

At June 30, 2002, the Partnership's Nashville property was under contract for sale and was classified as property held for sale in the balance sheet. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of the property are reported in discontinued operations for all periods presented in the statements of operations. Income from operations of property held for sale is summarized as follows:

                    Three Months Ended                    Six Months Ended
                June 30,         June 30,           June 30,          June 30,
                 2002              2001               2002              2001
           ----------------  ----------------   ----------------  --------------

Revenues   $        25,986   $        25,986    $        51,972   $       51,972
Expenses             1,512             3,204              3,041           16,705
           ----------------  ----------------   ----------------  --------------
           $        24,474   $        22,782    $        48,931   $       35,267
           ================  ================   ================  ==============


Note 5 - Sales of Properties

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


Note 6 - Related Party Transactions

The General Partner earned a management fee of $7,358 and $7,557 (1% of gross revenues of the properties and other sources of income) during the three months ended June 30, 2002 and 2001, respectively, and $13,885 and $14,935 during the six months ended June 30, 2002 and 2001, respectively (portions of which have been recorded in discontinued operations). The general partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $29,800 and $24,963 for the three months ended June 30, 2002 and 2001, respectively, and $67,020 and $63,685 for the six months ended June 30, 2002 and 2001, respectively.

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

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Note 7 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.


Note 8 - Subsequent Events

On August 6, 2002, the Partnership sold the Nashville, Tennessee property for $2,000,000. The Partnership's investment in the property was $1,558,045. The gain on sale and the sale proceeds (net of expenses) will be reported and distributed to investors during the third quarter of 2002.

On August 12, 2002, the Partnership plans to make a cash distribution totaling $343,100 of which 98% is allocable to Assignee and Limited Partners. This distribution will be derived from funds provided by operating activities during the quarter ended June 30, 2002. Assignee and Limited Partners will receive a cash distribution of approximately $0.18 per unit.

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

         At June 30, 2002, the Partnership had a working capital position that included cash and cash equivalents of $865,043, accounts receivable (net of real estate taxes payable) of $13,620 and accounts payable and accrued expenses of $185,592. Cash and cash equivalents increased $89,032 during the second quarter of 2002. This increase represents the net effect of $340,512 in cash provided by operating activities and the quarterly distribution to investors totaling $251,480.

         On August 12, 2002, the Partnership plans to make a cash distribution totaling $343,100 of which 98% is allocable to Assignee and Limited Partners. This distribution will be derived from funds provided by operating activities during the quarter ended June 30, 2002. Assignee and Limited Partners will receive a cash distribution of approximately $0.18 per unit.


Results of Operations

         In accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the statements of operations present income from continuing operations and from discontinued operations. Discontinued operations include the operating results of a property under a contract for sale at June 30, 2002. The prior year amounts for the property classified as held for sale have been reclassified to discontinued operations as required by SFAS No. 144. The following discussion and analysis of the results of operations conforms to this presentation in the statements of operations.

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


Continuing Operations

         Income from continuing operations includes results from seven of the Partnership's properties in 2002 and reflects these same seven properties and the four properties sold in 2001. Expenses not directly identifiable with a specific property held for sale are reflected in continuing operations.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Continuing Operations - continued

         Total parking lot revenue of $388,088 was earned during the second quarter of 2002, reflecting a decrease of $21,253 from the same period in 2001. The decrease is a result of property sales during 2001 ($37,369), net of an increase from the property operated under a management contract ($7,824) and an increase in percentage rent earned at one of the properties during 2002 ($8,292).

         Total parking lot revenue of $679,454 was earned during the six months ended June 30, 2002, reflecting a decrease of $70,213 from the same period in 2001. The decrease is a result of property sales during 2001 ($81,088), net of an increase from the property operated under a management contract ($2,583) and an increase in percentage rent earned at one of the properties during 2002 ($8,292).

         Expenses incurred during the three months ended June 30, 2002, net of depreciation, totaled $72,292 reflecting an increase of $8,460 over the same period in 2001. The increase is primarily due to higher administrative costs resulting from additional expenses incurred in examining property sale possibilities. The increase is partly offset by lower real estate tax expenses incurred in 2002, as a result of properties sold during 2001.

         Expenses incurred during the six months ended June 30, 2002, net of depreciation, totaled $139,635 reflecting a decrease of $4,655 from the same period in 2001. The decrease is primarily the result of lower real estate tax expenses incurred in 2002, as a result of properties sold during 2001. The decrease in expense is partly offset by higher administrative costs in 2002 resulting from additional expenses incurred in examining property sale possibilities.


Discontinued Operations - Income from Operating Property Held for Sale

         Discontinued operations - income from operating property held for sale reflects parking revenue from the Partnership's property in Nashville, Tennessee and expenses that can be directly attributed to the property.

         Parking lot revenue of $25,986 and $51,972 for the three and six months ended June 30, 2002, respectively, was unchanged from the same periods in 2001.

         Expenses incurred during the three months ended June 30, 2002 totaled $1,512 reflecting a slight decrease of $1,692 from the same period in 2001. Expenses incurred during the six months ended June 30, 2002 totaled $3,041 reflecting a decrease of $13,644 from the same period in 2001. The decrease is primarily the result of lower franchise and excise taxes.


Sale

         On August 6, 2002, the Partnership sold the Nashville, Tennessee property for $2,000,000. The Partnership's investment in the property was $1,558,045. The gain on sale and the sale proceeds (net of expenses) will be reported and distributed to investors during the third quarter of 2002.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Outlook

         The Partnership currently has a signed contract for the Houston property. The buyer of the Houston property is performing its due diligence and there is no assurance that the property will be sold.

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

                Inapplicable

Item 5.     Other Information

                Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

          a.  Exhibits
              Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b.  Reports on Form 8-K:  None

                         REALTY PARKING PROPERTIES L.P.




                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  REALTY PARKING PROPERTIES L.P.




DATE:       8/6/02               By:  /s/  John M.Prugh
                                  John M. Prugh
                                  President and Director
                                  Realty Parking Company, Inc.
                                  General Partner



DATE:       8/6/02               By:  /s/  Timothy M. Gisriel
                                  Timothy M. Gisriel
                                  Treasurer
                                  Realty Parking Company, Inc.
                                  General Partner