Form 10-Q
period 2002-09-30
REALTY PARKING PROPERTIES LP
filed 2002-11-14
CIK 841127

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


        (Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002
                                     ------------------

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to _____


       For Quarter Ended September 30, 2002 Commission file number 0-17616
                         ------------------

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

           Yes     X                             No______

                         REALTY PARKING PROPERTIES L.P.



                                      INDEX



                                                                    Page No.
Part I.    Financial Information


    Item 1.   Financial Statements

                 Balance Sheets                                            1
                 Statements of Operations                                  2
                 Statements of Partners' Capital                           3
                 Statements of Cash Flows                                  4
                 Notes to Financial Statements                            5-7


    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     8-10

    Item 3.   Quantitative and Qualitative Disclosures
                 About Market Risk                                        11

    Item 4.   Controls and procedures                                     11


Part II.      Other Information

    Item 1. through Item 6.                                               11

     Signatures                                                           12

                         REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets

                                                                September 30,
                                                                   2002             December 31,
                                                                (Unaudited)             2001
                                                           ------------------- --------------------
Assets
  Investment in real estate                                $       11,111,701  $        16,856,095
  Properties held for sale                                          4,099,510                    -
  Cash and cash equivalents                                           719,741              834,800
  Accounts receivable                                                 263,141              170,620
                                                           ------------------- --------------------

                                                           $       16,194,093  $        17,861,515
                                                           =================== ====================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses                  $           69,955  $           160,898
    Due to affiliate                                                   34,203               38,357
    Real estate taxes payable                                         146,000              169,000
                                                           ------------------- --------------------
                                                                      250,158              368,255
                                                           ------------------- --------------------

  Partners' Capital
    General Partner                                                       174                    -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                            15,943,661           17,493,160
    Subordinated Limited Partner                                          100                  100
                                                           ------------------- --------------------
                                                                   15,943,935           17,493,260
                                                           ------------------- --------------------

                                                           $       16,194,093  $        17,861,515
                                                           =================== ====================





                 See accompanying notes to financial statements
                                        1

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended                         Nine Months Ended
                                              September 30,       September 30,         September 30,       September 30,
                                                 2002                 2001                  2002                 2001
                                          ---------------------------------------   ----------------------------------------
Revenues
   Parking lots                           $         210,148   $          223,104    $          634,011  $           725,473
   Interest income                                    4,837                7,070                10,667               29,116
                                          ------------------  -------------------   ------------------- --------------------
                                                    214,985              230,174               644,678              754,589
                                          ------------------  -------------------   ------------------- --------------------

Expenses
   Administrative, including amounts
     to related party                                27,306               22,652               100,208               74,930
   Professional fees                                  5,500               19,968                16,984               30,968
   Management fees to related party                   3,151                2,723                 9,593               11,002
   Real estate taxes                                 20,000               23,272                62,261               90,489
   Depreciation                                       8,980                9,725                26,940               29,805
                                          ------------------  -------------------   ------------------- --------------------
                                                     64,937               78,340               215,986              237,194
                                          ------------------  -------------------   ------------------- --------------------

Income from continuing operations-
  before gain on properties, net                    150,048              151,834               428,692              517,395

Gain on properties, net                                   -              456,919                     -              563,151
                                          ------------------  -------------------   ------------------- --------------------

Income from continuing operations                   150,048              608,753               428,692            1,080,546

Discontinued operations                             593,563              111,796               851,607              348,913
                                          ------------------  -------------------   ------------------- --------------------

Net earnings                              $         743,611   $          720,549    $        1,280,299  $         1,429,459
                                          ==================  ===================   =================== ====================

Net earnings per unit of assignee and
  limited partnership interest-basic
    Continuing operations                 $            0.08   $             0.08    $             0.22  $              0.27
    Discontinued operations                            0.31                 0.30                  0.44                 0.47
                                          ------------------  -------------------   ------------------- --------------------

    Total                                  $           0.39    $            0.38     $            0.66   $             0.74
                                          ==================  ===================   =================== ====================





                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                Assignee
                                              and Limited          Subordinated
                                              Partnership            Limited               General
                                               Interests             Partner               Partner               Total
                                          ----------------------------------------------------------------------------------

Balance at December 31, 2001              $      17,493,160   $              100    $                -  $        17,493,260

Net earnings                                      1,262,489                    -                17,810            1,280,299

Distributions to partners -
    Operations                                     (864,138)                   -               (17,636)            (881,774)
    Sale proceeds, net                           (1,947,850)                   -                     -           (1,947,850)
                                          ------------------  -------------------   ------------------- --------------------

Balance at September 30, 2002             $      15,943,661   $              100    $              174  $        15,943,935
                                          ==================  ===================   =================== ====================



Balance at December 31, 2000              $      20,516,000   $              100    $                -  $        20,516,100

Net earnings                                      1,407,019                    -                22,440            1,429,459

Distributions to partners -
    Operations                                   (1,099,661)                   -               (22,440)          (1,122,101)
    Sales proceeds, net                          (1,005,236)                   -                     -           (1,005,236)
                                          ------------------  -------------------   ------------------- --------------------

Balance at September 30, 2001             $      19,818,122   $              100    $                -  $        19,818,222
                                          ==================  ===================   =================== ====================



                 See accompanying notes to financial statements
                                        3

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                   September 30,       September 30,
                                                                      2002                 2001
                                                                 -------------------------------------
Cash flows from operating activities
  Net earnings                                                $        1,280,299  $         1,429,459
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Depreciation                                                        86,838               89,703
      Gain on sales of properties, net                                  (389,804)            (563,151)
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable
             and real estate taxes payable, net                         (115,521)              16,519
         Decrease in other assets                                              -               21,479
         Increase (decrease) in accounts payable
             and accrued expenses                                        (90,943)              53,665
         Increase (decrease) in due to affiliate                          (4,154)              16,283
                                                              ------------------- --------------------
Net cash provided by operating activities                                766,715            1,063,957
                                                              ------------------- --------------------

Cash flows from investing activities-
   proceeds from sales of properties, net                              1,947,850            1,860,261
                                                              ------------------- --------------------

Cash flows from financing activities -
   distributions to partners                                          (2,829,624)          (2,127,337)
                                                              ------------------- --------------------

Net increase (decrease) in cash and cash equivalents                    (115,059)             796,881
Cash and cash equivalents
    Beginning of period                                                  834,800              833,887
                                                              ------------------- --------------------

    End of period                                             $          719,741  $         1,630,768
                                                              =================== ====================






                 See accompanying notes to financial statements
                                        4

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 1 - The Partnership and Basis of Preparation

The accompanying financial statements of Realty Parking Properties L.P. (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Certain amounts in the statements of operations for 2001 have been reclassified to conform to the presentation for 2002. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2001 Annual Report.


Note 2 - Cash and Cash Equivalents

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and money market accounts and are stated at cost, which approximated market value at September 30, 2002 and December 31, 2001.


Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:

                                     September 30, 2002    December 31, 2001
                                     ------------------    -----------------

Land                                       $10,508,594          $14,520,767
Buildings                                      899,741            3,445,777
Land Improvements                              110,104              110,104
                                        --------------       --------------
                                            11,518,439           18,076,648
Less accumulated depreciation                   406,738           1,220,553
                                         --------------       --------------
                        Total              $11,111,701          $16,856,095
                                           ===========          ===========

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 4 - Discontinued Operations

At September 30, 2002, the Partnership's Houston, Birmingham and Milwaukee properties were under contracts for sale and were classified as properties held for sale in the balance sheet. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective on January 1, 2002 with respect to the Partnership, the results of operations of these properties and the Partnership's Nashville property (sold in August 2002) are reported in discontinued operations for all periods presented in the statements of operations. Income from discontinued operations is summarized as follows:

                       Three Months Ended                 Nine Months Ended
                   Sept. 30,       Sept. 30,          Sept. 30,       Sept. 30,
                     2002            2001                2002            2001
                 ------------    ------------        -----------     -----------
Revenues         $   229,035     $   137,204         $  536,598      $  436,475
Expenses             (25,276)        (25,408)           (74,795)        (87,562)
Gain on sale
  of property        389,804               -            389,804               -
                 ------------    ------------        -----------     -----------
                 $   593,563     $   111,796         $  851,607      $  348,913
                 ============    ============        ===========     ===========



Note 5 - Sales of Properties

On August 6, 2002, the Partnership sold its Nashville, Tennessee property for $2,000,000. The Partnership's investment in the property was $1,558,046. The gain from the sale totaled $389,804, net of expenses of $52,150.

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


Note 6 - Related Party Transactions

The General Partner earned a management fee of $6,067 and $5,540 (1% of gross revenues of the properties and other sources of income) during the three months ended September 30, 2002 and 2001, respectively, and $19,952 and $20,475 during the nine months ended September 30, 2002 and 2001, respectively (portions of which have been recorded in discontinued operations). The general partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $28,136 and $14,613 for the three months ended September 30, 2002 and 2001, respectively, and $95,156 and $93,257 for the nine months ended September 30, 2002 and 2001, respectively.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 6 - Related Party Transactions (continued)

Pursuant to an Investment Advisory Agreement, Central Parking System (the "Advisor") earns a fee upon disposition of a property equal to 2% of the contract price for the sale of a property. Such fee is earned for services rendered to advise the General Partner on the timing and pricing of a property sale. As of September 30, 2002, the Advisor earned an Advisory fee totaling $40,000 from the sale of the Nashville property. As of September 30, 2001, the Advisor earned Advisory fees totaling $40,000 from the sales of the Dayton, Rochester and Reno properties.


Note 7 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest is disclosed on the Statements of Operations and is based upon 1,909,127 units outstanding.


Note 8 - Subsequent Events

On November 14, 2002, the Partnership plans to make a cash distribution totaling $382,753 of which 98% is allocable to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities during the quarter ended September 30, 2002. Assignee and Limited Partners will receive a cash distribution of approximately $0.20 per unit.

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

         At September 30, 2002, the Partnership had a working capital position that included cash and cash equivalents of $719,741, accounts receivable (net of real estate taxes payable) of $117,141 and accounts payable and accrued expenses of $104,158. Cash and cash equivalents decreased $145,302 during the third quarter of 2002. This decrease represents the net effect of $197,798 in cash provided by operating activities, $1,947,850 of proceeds from the sale of the Nashville property, net of the quarterly distribution to investors totaling $343,100, and the Nashville sale proceeds distribution to investors totaling $1,947,850.

On August 6, 2002, the Partnership sold its Nashville, Tennessee property for $2,000,000. The Partnership's investment in the property was $1,558,046. The gain from the sale totaled $389,804, net of expenses of $52,150.

         On November 14, 2002, the Partnership plans to make a cash distribution totaling $382,753 of which 98% is allocable to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities during the quarter ended September 30, 2002. Assignee and Limited Partners will receive a cash distribution of approximately $0.20 per unit.


Results of Operations

         In accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the statements of operations present income from continuing operations and from discontinued operations. Discontinued operations include the operating results of properties sold in 2002 or under contracts for sale at September 30, 2002. The prior year amounts for the properties sold or classified as held for sale have been reclassified to discontinued operations as required by SFAS No. 144. The following discussion and analysis of the results of operations conforms to this presentation in the statements of operations.

         Parking lot revenue includes base and percentage rents earned pursuant to lease agreements with the Advisor, and the net operating revenue of one property operated under a management contract. The Partnership leases six of its properties to the Advisor under terms that include a minimum rent calculated as a percentage of certain acquisition costs. The Advisor is also obligated to pay percentage rent, calculated as a percentage of gross parking revenues in excess of a base amount. Additionally, one property is managed by a parking operator under the terms of a management contract with the Partnership. Under the terms of the management contract, the operator forwards the property's net operating revenue to the Partnership. The Partnership is responsible for the payment of real estate taxes on one property operated under the terms of a lease agreement and the property operated under a management contract.


Continuing Operations

         Income from continuing operations includes results from four of the Partnership's properties in 2002 and reflects these same four properties and the four properties sold in 2001. Expenses not directly identifiable with a specific property held for sale are reflected in continuing operations.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Continuing Operations - continued

         Parking lot revenue of $210,148 was earned during the three months ended September 30, 2002, reflecting a decrease of $12,956 from the same period in 2001. The decrease is a result of property sales during 2001 ($26,659), net of an increase from the property operated under a management contract ($13,703).

         Parking lot revenue of $634,011 was earned during the nine months ended September 30, 2002, reflecting a decrease of $91,462 from the same period in 2001. The decrease is a result of property sales during 2001 ($107,747), net of an increase from the property operated under a management contract ($16,285).

         Expenses incurred during the three months ended September 30, 2002, net of depreciation, totaled $55,957 reflecting a decrease of $12,658 from the same period in 2001. Professional fees decreased because consulting expenses incurred during 2001 were not incurred during 2002. The decrease is partially offset by higher administrative costs resulting from additional expenses incurred in examining property sale possibilities.

         Expenses incurred during the nine months ended September 30, 2002, net of depreciation, totaled $189,046 reflecting a decrease of $18,343 from the same period in 2001. The decrease is primarily the result of lower real estate tax expenses incurred in 2002, as a result of properties sold during 2001. Additionally, professional fees decreased because consulting expenses incurred during 2001 were not incurred during 2002. The decreases are partially offset by higher administrative costs resulting from additional expenses incurred in examining property sale possibilities.


Discontinued Operations

         Discontinued operations reflects parking revenue from the Partnership's properties in Nashville, Houston, Birmingham and Milwaukee, net of expenses that can be directly attributed to the properties.

         Parking lot revenue of $229,035 was earned during the three months ended September 30, 2002, reflecting an increase of $91,831 over the same period in 2001. Parking lot revenue of $536,598 was earned during the nine months ended September 30, 2002, reflecting an increase of $100,123 over the same period in 2001. The 2002 increases are primarily the result of higher percentage rents earned at three of the properties.

         Expenses incurred during the three months ended September 30, 2002, net of depreciation, totaled $5,310 reflecting a slight decrease of $132 from the same period in 2001. Expenses incurred during the nine months ended September 30, 2002, net of depreciation, totaled $14,897 reflecting a decrease of $12,767 from the same period in 2001. The decrease is primarily the result of lower franchise and excise taxes.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Outlook

         The Partnership currently has signed contracts for the Houston, Birmingham and Milwaukee properties; however, there is no assurance that these properties will be sold.

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

                         REALTY PARKING PROPERTIES L.P.


PART I.   FINANCIAL INFORMATION

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
                Inapplicable

Item 4.     Controls and Procedures

          Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer of the general partner, of the effectiveness of the design and operation of disclosure controls and procedures as defined in Rule 13a-14 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

Item 5.     Other Information
                Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

          a.  Exhibits
              Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.3 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.4 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.       Reports on Form 8-K:  None

                         REALTY PARKING PROPERTIES L.P.




                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      REALTY PARKING PROPERTIES L.P.




DATE:       11/13/02                   By:      /s/  John M. Prugh
                                           John M. Prugh
                                           President and Director
                                           Realty Parking Company, Inc.
                                           General Partner



DATE:       11/12/02                   By:     /s/  Timothy M. Gisriel
                                           Timothy M. Gisriel
                                           Treasurer
                                           Realty Parking Company, Inc.
                                           General Partner