Form 10-K
period 2002-12-31
REALTY PARKING PROPERTIES LP
filed 2003-03-28
CIK 841127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
{ X } ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

{   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from to ______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes     X                     No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                Yes                            No     X

     As of December 31, 2002, there were 1,909,127 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference

The Annual Report for 2002 is incorporated by reference.

                         REALTY PARKING PROPERTIES L.P.


                                      INDEX



Part I                                                                                    Page(s)
           Item 1.         Business                                                         3-4
           Item 2.         Properties                                                         5
           Item 3.         Legal Proceedings                                                  5
           Item 4.         Submission of Matters to a Vote of Security Holders                5


Part II.


           Item 5.         Market for Registrant's Common Equity
                                and Related Stockholder Matters                               6
           Item 6.         Selected Financial Data                                            6
           Item 7.         Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                         7-9
           Item 7a.        Quantitative and Qualitative Disclosures About Market Risk        10
           Item 8.         Financial Statements and Supplementary Data                       10
           Item 9.         Changes in and Disagreements with Accountants on
                                Accounting and Financial Disclosure                          10

Part III.

           Item 10.        Directors and Executive Officers of the Registrant                11
           Item 11.        Executive Compensation                                            12
           Item 12.        Security Ownership of Certain Beneficial Owners
                                and Management and Related Partner Matters                   12
           Item 13.        Certain Relationships and Related Transactions                    12
           Item 14.        Controls and Procedures                                           12


Part IV.


           Item 15.        Exhibits, Financial Statement Schedules and
                                Reports on Form 8-K                                       13-19

           Signatures                                                                        20




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

      The Partnership acquired fifteen Properties during 1989 and 1990. The Partnership sold two Properties in 2002, four Properties in 2001 and one Property in each of the years 1993, 1999 and 2000. The Partnership's net investment in the remaining six Properties, including the Properties held for sale, was $13,774,842 at December 31, 2002.

      The Partnership initially leased its parking properties to the Advisor for periods of 10 years, expiring between April 1999 and November 2000, with options to extend the leases for two additional terms of five years. The Advisor exercised extension options for five properties held at December 31, 2002. Under the terms of the leases, the Advisor is responsible for all operating costs, including ad valorem real estate taxes and general and garage liability insurance coverage. One of the leases differs slightly from the terms above in order to accommodate specific circumstances of the related property.

      Under the terms of the leases, the Advisor is obligated to pay the Partnership the greater of minimum rent plus reimbursement of real estate taxes or 60% of gross parking revenues ("percentage rent"). Percentage rents earned during 2002, 2001 and 2000 totaled $265,183, $109,023 and $197,902, respectively. The minimum rents are 7.0% of certain acquisition costs. Parking lot revenues earned during 2002, 2001 and 2000 totaled $924,432, $1,056,109 and $1,431,204, respectively, and represented minimum rents under the lease agreements.

      Each of the five leases with the Advisor is cancelable by the Partnership upon the sale of the property and payment to the Advisor of a termination fee. The termination fee generally equals 15% of the amount, if any, by which the property's sale proceeds exceed the original acquisition cost of the property plus a 12% compounded annual return on the original acquisition cost minus all rental income received by the Partnership from the property.

                         REALTY PARKING PROPERTIES L.P.

      The Advisor did not extend leases on four Properties at the lease's renewal dates. Three of these Properties have been operated under month-to-month management contracts with parking operators, two of which were sold in 2001. Parking operations at the fourth Property ceased in November 2000 and the Partnership sold this Property in 2001. Under the terms of the management contracts, the parking operators receive a fixed fee for managing the Properties. The Partnership records as parking lot revenue the gross parking revenues net of the operating expenses of these Properties. The Partnership is responsible for real estate taxes. Parking lot revenues of $323,406, $333,068 and $211,869 in 2002, 2001 and 2000, respectively, represented income from Properties operated under the management contracts.

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

                         REALTY PARKING PROPERTIES L.P.


Item 2.  Properties

      The Partnership owns six properties in total, five of which are wholly owned by the Partnership. The undivided tenants-in-common ownership of one of the properties is noted below. The properties were acquired on an all-cash basis and, therefore, are not subject to a mortgage or other lien or encumbrance. As of December 31, 2002, the Partnership owns the following properties:

                                Approximate                        (1) Investment  (3) 2002 Parking
       Location                Size (Sq. Ft.)       Type           in Real Estate     Lot Revenue      Lease Date

Birmingham, Alabama                 28,000      276-car garage      $    875,726     $   164,990        5/90-4/05
   Corner of Fourth Ave.
   North and 19th St.

Little Rock, Arkansas               35,000      surface lot            1,002,360          69,100        5/89-4/04
   East side of Broadway
   between Third and
   Fourth Streets

Los Angeles, California             41,800      surface lot            3,484,880         323,406         Monthly
   800 Block S. Main St.

Miami, Florida                      90,000      surface lot            4,900,458         340,627        8/89-7/04
   Block bounded by S. Miami
   Ave., S.E. 2nd St.,
   N.E. 1st Ave. (2)

Kansas City, Missouri               35,650      400-car garage         1,715,023         110,000       10/90-9/03
   Fronting on Grand Ave.,
   8th St. and Walnut St.

Milwaukee, Wisconsin                36,350      451-car garage         1,796,395         271,361       10/90-9/05
   East side of N. 7th St.
   and N. 6th St. at West
   Wells St.                                                         -----------     -----------
                                                                     $13,774,842     $ 1,279,484
                                                                     ===========     ===========

   (1) Investment in real estate includes properties classified as held for sale and is recorded net of an impairment loss of $4,409,624 and accumulated depreciation totaling $1,336,337.
   (2) The Partnership owns a three-quarter undivided interest in this Property with the remaining 25% owned by the Advisor.
   (3) 2002 parking lot revenue does not include rental income from the Properties sold during 2002.


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

o such a transfer would be a violation of any federal or state securities laws that may cause the Partnership to be classified other than as a partnership for federal income tax purposes; and,

o such transfers would cause the Partnership to be treated as a "publicly traded partnership" under Sections 7704 and 469(k)of the Internal Revenue Code.

      As of December 31, 2002, there were 2,885 holders of assignee and limited partnership interests of the registrant, owning an aggregate of 1,909,127 units.

      The Partnership made four quarterly cash distributions totaling $1,264,528 in 2002, $1,415,420 in 2001 and $2,032,913 in 2000. These distributions were derived from funds provided by operating activities and a return of capital of $135,558 in 2001 and $70,387 in 2000. Additionally, the Partnership distributed sales proceeds totaling $7,399,759 in 2002, $4,537,000 in 2001 and $9,581,634 in
2000.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.

                                        2002              2001              2000            1999              1998

Parking lot revenue(1)              $1,513,021         $1,498,200       $1,840,975       $2,635,111        $2,702,673
Interest income                         15,578             41,514           99,133           64,155            47,354
Gain (loss) on properties, net(2)    4,455,040          1,805,024          767,622       (4,158,225)                -

Net earnings (loss)                  5,588,228          2,929,580        2,345,661       (1,752,340)        2,436,246
Net earnings (loss) per Unit              2.91               1.52             1.21             (.97)             1.25

Total assets                        14,631,475         17,861,515       20,824,038       30,267,124        34,354,969

Partners' capital                   14,417,201         17,493,260       20,516,100       29,784,986        34,010,538

Cash distributions
    paid per Unit:
      Operations                          .65                 .66             1.01             1.27              1.27
      Return of capital                  1.55                 .07              .03                -                 -
      Sales proceeds                     2.33                2.38             5.02                -                 -

(1) Includes revenue from properties sold or classified as held for sale after January 1, 2002, which is classified in discontinued operations in the statements of operations.
(2) Includes gains on properties sold after January 1, 2002, which are classified in discontinued operations in the statements of operations.

                         REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership currently has no plans to use working capital to perform major repairs or improvements to any of its properties.

      At December 31, 2002, the Partnership had a working capital position that included cash and cash equivalents of $687,402, accounts receivable (net of real estate taxes payable) of $49,731 and accounts payable of $94,774. Cash and cash equivalents decreased $147,398 during 2002. This decrease represents the net effect of $1,096,380 in cash provided by operating activities, $1,264,528 in quarterly cash distributions to investors, $7,420,509 in proceeds from sales of properties, and distributions of sales proceeds totaling $7,399,759. It is anticipated that remaining cash and cash equivalents will be sufficient to satisfy the Partnership's liquidity requirements.

      On February 18, 2003, the Partnership made a quarterly cash distribution totaling $271,638, of which 98% was allocated to assignee and limited partners. The distribution was comprised of funds provided by operating activities during 2002.

Results of Operations

         In accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the statements of operations present income from continuing operations and from discontinued operations. Discontinued operations include the operating results of properties sold in 2002. The prior year amounts for these properties have been reclassified to discontinued operations as required by SFAS No. 144. The following discussion and analysis of the results of operations conforms to this presentation in the statements of operations.

      Parking lot revenue includes base and percentage rents earned pursuant to the lease agreements with the Advisor, and the net operating revenue of properties operated pursuant to management contracts. At December 31, 2002, the Partnership leases five of its six remaining properties to the Advisor under terms that include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the Advisor is obligated to pay percentage rent, calculated as a percentage of gross parking revenues in excess of a base amount. The sixth property is managed by a parking operator in accordance with a separate management contract. Under the terms of the management contract, the operator forwards the property's net operating revenues to the Partnership. The Partnership is responsible for the payment of real estate taxes for that property.

Sale of Properties

      During 2002, the Partnership sold two properties (Houston and Nashville) for $8,275,000. The Partnership's investment in the properties was $2,965,469. The gain from the sales totaled $4,455,040, net of expenses of $854,491.

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

                         REALTY PARKING PROPERTIES L.P.



Item 7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations (continued)

Continuing Operations

Parking lot revenue for 2002, 2001 and 2000 totaled $843,133, $937,560 and $1,223,981, respectively.

      Parking lot revenue declined during 2002 by $94,427 from 2001. This decline resulted from: (1) reduced rental income of $116,225 related to the four properties that were sold during 2001, and (2) increased rental income of $21,798 related to a property that was operated pursuant to a management agreement.

      Parking lot revenue declined during 2001 by $286,421 from 2000. This decline resulted from: (1) reduced rental income of $200,362 related to the four properties that were sold during 2001, (2) reduced rental income of $26,504 related to a lease renewal at a rate lower than the original lease, and (3) reduced rental income of $59,555 related to a property that was operated pursuant to a management agreement.

      Expenses in 2002, net of depreciation, totaled $247,857, reflecting a decrease of $15,215 from 2001. The decrease was primarily the result of lower real estate tax expense relating to the properties sold during 2001 that were operated under management contracts, and nonrecurring professional fees incurred in 2001, partly offset by higher administrative expenses incurred in examining sale possibilities during 2002.

      Expenses in 2001, net of depreciation, totaled $263,072, reflecting an increase of $34,488 over 2000. The increase was primarily the result of real estate tax expense relating to the properties being operated under management contracts and professional fees incurred in examining sale possibilities. The increases were partly offset by the lower administrative expenses.

Discontinued Operations

      Discontinued operations reflects parking revenue from the Partnership's properties in Nashville, Houston, Birmingham and Milwaukee, net of expenses that can be directly attributed to these properties and gains on the sales of the Houston and Nashville properties discussed above.

      Parking lot revenue for 2002, 2001 and 2000 totaled $669,888, $560,640 and $616,994, respectively. Parking lot revenue increased during 2002 by $109,248 over 2001. The increase was primarily the result of higher percentage rents earned during 2002, net of a decrease in rental income earned at the two properties that were sold during 2002. Parking lot revenue decreased during 2001 by $56,354 from 2000, and was primarily the result of lower percentage rents earned during 2001.

      Expenses for 2002, 2001 and 2000 totaled $111,634, $113,301 and $92,325, respectively. Expenses decreased during 2002 by $1,667 from 2001. The decrease was primarily the result of lower franchise and excise taxes incurred in 2002. Expenses increased during 2001 by $20,976 over 2000. The increase was primarily the result of franchise and excise tax imposed by the State of Tennessee on the Partnership's property in Nashville.

                         REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations (continued)

Outlook

      The Partnership currently has contracts for sale for the Birmingham and Milwaukee properties, however, there can be no assurances that these properties will be sold.

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

                         REALTY PARKING PROPERTIES L.P.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      None.


Item 8.  Financial Statements and Supplementary Data

      Index to Financial Statements:

                                                       Pages(s)
                                               Herein    Annual Report
                                               ------    -------------

      Independent Auditors' Report                  14          3
      Balance Sheets                                            4
      Statements of Operations                                  5
      Statements of Partners' Capital                           6
      Statements of Cash Flows                                  7
      Notes to Financial Statements                          8-15
      Financial Statement Schedule
         Schedule III - Real Estate and
         Accumulated Depreciation                   15


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

      The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 54, has been a Director and President of the General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 50, has been a Director and Vice President of the General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 56, has been the Secretary of the General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 46, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1989. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore, in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

      There is no family relationship among the officers and directors of the General Partner.

                         REALTY PARKING PROPERTIES L.P.


Item 11.  Executive Compensation

      The officers and directors of the General Partner received no compensation from the Partnership.

      The General Partner is entitled to receive a share of cash distributions and a share of profits and losses as described in the Agreement of Limited Partnership (see Note 9. "Partners' Capital" in Item 8. Financial Statements, herein).

      For a discussion of compensation and fees to which the General Partner is entitled, see Item 13, Certain Relationships and Related Transactions, herein.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

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

      For the three years ending December 31, 2002, the Advisor held 43,011 assignee limited partnership interests (an approximate 2% investment in the Partnership).

      There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change of control of the registrant.

      No securities of the Partnership are authorized for issuance under equity compensation plans at December 31, 2002.


Item 13.   Certain Relationships and Related Transactions

      The General Partner and its affiliates have and are permitted to engage in transactions with the Partnership. For a summarization of fees paid during 2002, 2001 and 2000, and to be paid to the General Partner and its affiliates at December 31, 2002, see Note 7, "Related Party Transactions," in Item 8, Financial Statements, herein.


Item 14.  Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the design and operation of disclosure controls and procedures as defined in Rule 13a-14 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                         REALTY PARKING PROPERTIES L.P.

                                     PART IV


Item 15.  Financial Statement Schedules, Exhibits and Reports on Form 8-K

      (a) 1. Financial Statements: See Index to Financial Statements in Item 8, herein.

           2. Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in Item 8, herein.

           3. Exhibits:
               (3, 4) Limited Partnership Agreement on pages 1 through 38 of Exhibit A to the Partnership's Registration Statement on Form S-11 (File No. 33-24961) incorporated herein by reference.

               (13)  Annual Report for 2002.

               (99.1) Certification Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (99.2) Certification Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (99.3) Certification of Principal Executive Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

               (99.4) Certification of Principal Financial Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: None.

                          INDEPENDENT AUDITORS' REPORT




The Partners
Realty Parking Properties L.P.:


Under date of January 24, 2003, we reported on the balance sheets of Realty Parking Properties L.P. as of December 31, 2002 and 2001 and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the Annual Report on Form 10-K for 2002. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                  /s/   KPMG LLP


Baltimore, Maryland
January 24, 2003

REALTY PARKING PROPERTIES L.P.
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002

------------------------------------------------------------------------------------------------------------------------------------
         COLUMN A           COLUMN C                COLUMN D                   COLUMN E              COLUMN F  COLUMN H  COLUMN I
                                               COST CAPITALIZED              GROSS AMOUNT                                LIFE ON
                                                  SUBSEQUENT               AT WHICH CARRIED                               WHICH
                       INITIAL COST TO THE      TO ACQUISITION            AT CLOSE OF PERIOD           ACCUM             DEPREC IN
                          PARTNERSHIP          LAND     BUILDING     LAND &    BUILDING &             DEPREC     DATE   LATEST I/S
  DESCRIPTION          LAND     BUILDING    IMPRVMNTS  IMPRVMNTS    IMPRVMNTS  IMPRVMNTS    TOTAL     ("A/D")    ACQD   IS COMPUTED
------------------ ------------------------ ---------------------   -------------------------------- --------- -------- ------------

LITTLE ROCK, AR
approximately
35,000 sf surface
parking lot        $1,002,360                                      1,002,360              1,002,360        N/A    1989      N/A

MIAMI, FL
approximately
90,000 sf surface
parking lot         4,900,458                                      4,900,458              4,900,458        N/A    1989      N/A

BIRMINGHAM, AL
276-car garage on
appoximately
28,000 sf lot         307,791    672,075                209,737      307,791     881,812  1,189,603    313,877    1990   SEE NOTE 5

LOS ANGELES, CA
approximately
41,800 sf surface
parking lot         3,454,621                75,619                3,530,240              3,530,240     45,360    1990   SEE NOTE 5

KANSAS CITY, MO
400-car garage on
approximately
35,650 sf lot       1,151,154    625,447     34,485     274,294    1,185,639     899,741  2,085,380    370,357    1990   SEE NOTE 5

MILWAUKEE, WI
451-car garage on
approximately
36,350 sf lot         738,914    929,946                734,278      738,914   1,664,224  2,403,138    606,743    1990   SEE NOTE 5

                  ------------------------ --------------------- ----------------------------------- ----------


                  $11,555,298  2,227,468    110,104   1,218,309   11,665,402   3,445,777 15,111,179  1,336,337
====================================================================================================================================



--------------------------------------------------------------------------------------------------------------------
(1)                                          2002                         2001                         2000
                                  REAL ESTATE     A/D         REAL ESTATE       A/D         REAL ESTATE      A/D
                           -----------------------------------------------------------------------------------------

BALANCE AT BEGIN. OF PERIOD      $ 18,076,648  1,220,553     $ 20,858,926    1,152,212       21,232,673    1,032,377
ADDITIONS                                   -    115,784                -      118,649                -      121,024
REAL ESTATE SOLD                   (2,965,469)         -       (4,832,957)     (50,308)        (373,747)      (1,189)
IMPAIRMENT LOSSES                           -          -        2,050,679            -                -            -
                                 -----------------------------------------------------------------------------------
BALANCE AT CLOSE OF PERIOD       $ 15,111,179  1,336,337     $ 18,076,648    1,220,553       20,858,926    1,152,212
====================================================================================================================


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $19,520,803 AT DECEMBER 31, 2002

(3) SEE NOTES 3 AND 4 OF THE NOTES TO FINANCIAL STATEMENTS FOR INFORMATION REGARDING THE PARTNERSHIP'S INVESTMENT IN REAL ESTATE.

(4) THERE ARE NO ENCUMBRANCES ON THE REAL ESTATE SET FORTH ABOVE. (5) LAND IMPROVEMENTS ARE DEPRECIATED OVER 15 YEARS STRAIGHT LINE BUILDING AND IMPROVEMENTS IN SERVICE PRIOR TO JANUARY 1, 1994 ARE DEPRECIATED OVER
    31.5 YEARS STRAIGHT LINE BUILDING AND IMPROVEMENTS IN SERVICE AFTER JANUARY 1, 1994 ARE DEPRECIATED OVER 39 YEARS STRAIGHT LINE

                                                                  Exhibit 99.1


                         REALTY PARKING PROPERTIES L.P.

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the filing of Realty Parking Properties L.P.'s (the "Partnership") Quarterly Report on Form 10-K for the period ending December 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, John M. Prugh, the Chief Executive Officer of Realty Parking Company, Inc., General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.






Date:   3/24/03                           By:    /s/   John M. Prugh
                                              John M. Prugh
                                              Chief Executive Officer
                                              Realty Parking Company, Inc.
                                              General Partner

                                                                 Exhibit 99.2


                         REALTY PARKING PROPERTIES L.P.

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Realty Parking Properties L.P.'s (the "Partnership") Quarterly Report on Form 10-K for the period ending December 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy M. Gisriel, the Chief Financial Officer of Realty Parking Company, Inc., General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.





Date: 3/24/03                               By:    /s/   Timothy M. Gisriel
                                                Timothy M. Gisriel
                                                Chief Financial Officer
                                                Realty Parking Company, Inc.
                                                General Partner

                                                                 Exhibit 99.3


                         REALTY PARKING PROPERTIES L.P.

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, John M. Prugh, certify that:

1.   I have reviewed this report of Realty Parking Properties L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4. The issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  3/24/03                   By:    /s/   John M. Prugh
                                          John M. Prugh
                                          Chief Executive Officer
                                          Realty Parking Company, Inc.
                                          General Partner

                                                                Exhibit 99.4


                         REALTY PARKING PROPERTIES L.P.

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Timothy M. Gisriel, certify that:

1.   I have reviewed this report of Realty Parking Properties L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4. The issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date:  3/24/03                By:    /s/   Timothy M. Gisriel
                                      Timothy M. Gisriel
                                      Chief Financial Officer
                                      Realty Parking Company, Inc.
                                      General Partner

                         REALTY PARKING PROPERTIES L.P.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               REALTY PARKING PROPERTIES L. P.




DATE: 3/24/03                  BY:  /s/   John M.Prugh
                                  John M. Prugh
                                  President and Director
                                  Realty Parking Company, Inc.
                                  General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.



DATE: 3/24/03                  BY:  /s/   John M.Prugh
                                  John M. Prugh
                                  President and Director
                                  Realty Parking Company, Inc.
                                  General Partner


DATE: 3/25/03                  BY:  /s/   Peter E.Bancroft
                                  Peter E. Bancroft
                                  Vice President and Director
                                  Realty Parking Company, Inc.
                                  General Partner


DATE: 3/25/03                  BY: /s/   Terry F.Hall
                                  Terry F. Hall
                                  Secretary
                                  Realty Parking Company, Inc.
                                  General Partner


DATE: 3/24/03                  BY: /s/   Timothy M.Gisriel
                                  Timothy M. Gisriel
                                  Treasurer
                                  Realty Parking Company, Inc.
                                  General Partner