Form 10-Q
period 2003-03-31
REALTY PARKING PROPERTIES LP
filed 2003-05-12
CIK 841127

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

                  For the quarterly period ended March 31, 2003

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to _____


         For Quarter Ended March 31, 2003 Commission file number 0-17616

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

       Yes                            No     X___

                         REALTY PARKING PROPERTIES L.P.



                                      INDEX



                                                                       Page No.
Part I.    Financial Information


    Item 1.   Financial Statements

                 Balance Sheets                                               1
                 Statements of Operations                                     2
                 Statements of Partners' Capital                              3
                 Statements of Cash Flows                                     4
                 Notes to Financial Statements                               5-6


    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         7-9

    Item 3.   Quantitative and Qualitative Disclosures
                 About Market Risk                                            9

    Item 4.   Controls and procedures                                         9


Part II.      Other Information

    Item 1. through Item 6.                                                10-14

     Signatures                                                              15

                         REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets

                                                        March 31,
                                                          2003             December 31,
                                                       (Unaudited)            2002
                                                  ------------------- --------------------
Assets
  Investment in real estate                       $       11,093,741  $        11,102,721
  Properties held for sale                                 2,672,121            2,672,121
  Cash and cash equivalents                                  595,594              687,402
  Accounts receivable                                        173,000              169,231
                                                  ------------------- --------------------

                                                  $       14,534,456  $        14,631,475
                                                  =================== ====================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses         $           55,056  $            64,427
    Due to affiliates                                         28,581               30,347
    Real estate taxes payable                                119,500              119,500
                                                  ------------------- --------------------
                                                             203,137              214,274
                                                  ------------------- --------------------

  Partners' Capital
    General Partner                                           (1,718)                   -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                   14,332,937           14,417,101
    Subordinated Limited Partner                                 100                  100
                                                  ------------------- --------------------
                                                          14,331,319           14,417,201
                                                  ------------------- --------------------

                                                  $       14,534,456  $        14,631,475
                                                  =================== ====================



                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)


                                                              Three Months Ended
                                                        March 31,           March 31,
                                                          2003                 2002
                                                  ----------------------------------------
Revenues
   Parking lots                                   $          201,934  $           204,447
   Interest income                                             2,072                3,000
                                                  ------------------- --------------------
                                                             204,006              207,447
                                                  ------------------- --------------------

Expenses
   Administrative, including amounts
     to related party                                         39,210               35,773
   Professional fees                                           6,500                5,500
   Management fees to related party                            2,957                3,074
   Real estate taxes                                          21,500               20,000
   Depreciation                                                8,980                8,980
                                                  ------------------- --------------------
                                                              79,147               73,327
                                                  ------------------- --------------------

Income from continuing operations                            124,859              134,120

Discontinued operations                                       60,898               88,414
                                                  ------------------- --------------------

Net earnings                                      $          185,757  $           222,534
                                                  =================== ====================

Net earnings per unit of assignee and
  limited partnership interest-basic
    Continuing operations                         $             0.07   $             0.07
    Discontinued operations                                     0.03                 0.04
                                                  ------------------- --------------------

    Total                                          $            0.10   $             0.11
                                                  =================== ====================







                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                Assignee
                                              and Limited          Subordinated
                                              Partnership            Limited               General
                                               Interests             Partner               Partner               Total
                                          ----------------------------------------------------------------------------------

Balance at December 31, 2002              $      14,417,101   $              100    $                -  $        14,417,201

Net earnings                                        182,042                    -                 3,715              185,757

Distribution to partners-operations                (266,206)                   -                (5,433)            (271,639)
                                          ------------------  -------------------   ------------------- --------------------

Balance at March 31, 2003                 $      14,332,937   $              100    $           (1,718) $        14,331,319
                                          ==================  ===================   =================== ====================



Balance at December 31, 2001              $      17,493,160   $              100    $                -  $        17,493,260

Net earnings                                        218,083                    -                 4,451              222,534

Distribution to partners-operations                (281,450)                   -                (5,744)            (287,194)
                                          ------------------  -------------------   ------------------- --------------------

Balance at March 31, 2002                 $      17,429,793   $              100    $           (1,293) $        17,428,600
                                          ==================  ===================   =================== ====================




                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        Three Months Ended
                                                                  March 31,            March 31,
                                                                    2003                 2002
                                                               -------------------------------------
Cash flows from operating activities
  Net earnings                                              $          185,757  $           222,534
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Depreciation                                                       8,980               28,946
      Changes in assets and liabilities
         Increase in accounts receivable and
             real estate taxes payable, net                             (3,769)             (18,261)
         Decrease in accounts payable and
             accrued expenses                                           (9,371)             (10,204)
         Increase (decrease) in due to affiliates                       (1,766)               5,390
                                                            ------------------- --------------------
Net cash provided by operating activities                              179,831              228,405
                                                            ------------------- --------------------

Cash flows from financing activities -
   distribution to partners                                           (271,639)            (287,194)
                                                            ------------------- --------------------

Net decrease in cash and cash equivalents                              (91,808)             (58,789)
Cash and cash equivalents
    Beginning of period                                                687,402              834,800
                                                            ------------------- --------------------

    End of period                                           $          595,594  $           776,011
                                                            =================== ====================




                 See accompanying notes to financial statements
                                        4

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)


Note 1 - The Partnership and Basis of Preparation

The accompanying financial statements of Realty Parking Properties L.P. (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Certain amounts in the statements of operations for 2002 have been reclassified to conform to the presentation for 2003. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2002 Annual Report.


Note 2 - Cash and Cash Equivalents

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and money market accounts and are stated at cost, which approximated market value at March 31, 2003 and December 31, 2002.


Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:
                                        March 31, 2003         December 31, 2002

    Land                                  $10,508,593               $10,508,593
    Buildings                                 899,741                   899,741
    Land Improvements                         110,104                   110,104
                                           11,518,438                11,518,438
    Less accumulated depreciation             424,697                   415,717
                            Total      $   11,093,741            $   11,102,721

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)


Note 4 - Discontinued Operations

At March 31, 2003, the Partnership's Birmingham and Milwaukee properties were under contracts for sale and were classified as properties held for sale in the balance sheet. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective on January 1, 2002 with respect to the Partnership, the results of operations of these properties, which were sold on April 15, 2003, and the two properties which were sold during 2002 are reported in discontinued operations for all periods presented in the statements of operations. Income from discontinued operations is summarized as follows:

                              Three Months Ended
                          March 31,         March 31,
                            2003               2002
                     -----------------  -----------------

Revenues             $         62,452   $        112,905
Expenses                       (1,554)           (24,491)
                     -----------------  -----------------

                     $         60,898   $         88,414
                     =================  =================


Note 5 - Related Party Transactions

The General Partner earned property management fees of $4,511 and $6,527 (1% of the gross revenues of the properties and other sources of income) during the three months ended March 31, 2003 and 2002, respectively (portions of which have been recorded in discontinued operations). The General Partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $24,070 and $37,220 for the three months ended March 31, 2003 and 2002, respectively.

Note 6 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest is disclosed on the statements of operations and is based upon 1,909,127 units outstanding.

Note 7 - Subsequent Events

On April 15, 2003, the Partnership sold its 276-car garage, located in Birmingham, Alabama for $1,900,000. The Partnership's investment in the property was $875,726, net of accumulated depreciation of $313,877.

On April 15, 2003, the Partnership sold its 451-car garage, located in Milwaukee, Wisconsin for $5,000,000. The Partnership's investment in the property was $1,796,395, net of accumulated depreciation of $606,743.

On May 15, 2003, the Partnership plans to make a cash distribution totaling $194,737 of which 98% is allocable to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities during the quarter ended March 31, 2003. Assignee and Limited Partners will receive a cash distribution of approximately $0.10 per unit.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         The Partnership currently has no plans to use working capital to perform major repairs or improvements to any of its properties.

         At March 31, 2003, the Partnership had a working capital position that included cash and cash equivalents of $595,594, accounts receivable (net of real estate taxes payable) of $42,000 and accounts payable and accrued expenses of $83,637. Cash and cash equivalents decreased $91,808 during the first quarter of 2003. This decrease represents the net effect of $179,831 in cash provided by operating activities, net of the quarterly distribution to investors totaling $271,639.

         On May 15, 2003, the Partnership plans to make a cash distribution totaling $194,737 of which 98% is allocable to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities during the quarter ended March 31, 2003. Assignee and Limited Partners will receive a cash distribution of approximately $0.10 per unit.


Results of Operations

         In accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the statements of operations present income from continuing operations and from discontinued operations. Discontinued operations include the operating results of properties under contracts for sale at March 31, 2003, and the two properties which were sold during 2002. The prior year amounts for these properties have been reclassified to discontinued operations as required by SFAS No. 144. The following discussion and analysis of the results of operations conforms to this presentation in the statements of operations.

         Parking lot revenue includes base and percentage rents earned pursuant to lease agreements with the Advisor, and the net operating revenue of one property operated under a management contract. At March 31, 2003, the Partnership leases five of its six remaining properties to the Advisor under terms that include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the Advisor is obligated to pay percentage rent, calculated as a percentage of gross parking revenues in excess of a base amount. The sixth property is managed by a parking operator in accordance with a separate management contract. Under the terms of a management contract, the operator forwards the property's net operating revenue to the Partnership. The Partnership is responsible for the payment of real estate taxes for that property.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Continuing Operations

         Income from continuing operations includes results from the Partnership's properties classified as investment in real estate on the balance sheet. Expenses not directly identifiable with a specific property held for sale are reflected in continuing operations.

         Parking lot revenue of $201,934 was earned during the three months ended March 31, 2003, reflecting a decrease of $2,513 from the same period in 2002. The decrease is a result of reduced rental income earned at the property operated pursuant to a management contract.

         Expenses incurred during the three months ended March 15, 2003, net of depreciation, totaled $70,167 reflecting an increase of $5,820 over the same period in 2002.


Discontinued Operations

         Discontinued operations reflect parking revenue from the Partnership's properties in Birmingham and Milwaukee (held for sale at March 31, 2003) and the Nashville and Houston properties (sold during 2002), net of expenses that can be directly attributed to the properties.

         Parking lot revenue of $62,452 was earned during the three months ended March 31, 2003, reflecting a decrease of $50,453 from the same period in 2002. The decrease is a result of the 2002 property sales.

         Expenses incurred during the three months ended March 31, 2003, net of depreciation, totaled $1,554 reflecting a decrease of $2,971 from the same period in 2002. The decrease is the result of lower management fees and franchise taxes.


Outlook


         On April 15, 2003, the Partnership sold its 276-car garage, located in Birmingham, Alabama for $1,900,000. The Partnership's investment in the property was $875,726, net of accumulated depreciation of $313,877.

         On April 15, 2003, the Partnership sold its 451-car garage, located in Milwaukee, Wisconsin for $5,000,000. The Partnership's investment in the property was $1,796,395, net of accumulated depreciation of $606,743.

         The Partnership will distribute the Birmingham and Milwaukee sales proceeds to investors after all sales expenses are known.

         The Partnership's four remaining properties are currently being marketed for sale with local brokers and there has been significant interest from various buyers throughout the country in the remaining properties. While the Partnership's original investment strategy had anticipated that the highest returns might be obtained by selling properties at a price reflective of their development potential, strong returns can also be earned from selling properties based on their parking economics.

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

          b. Reports on Form 8-K: none.

                                                                  Exhibit 99.1


                         REALTY PARKING PROPERTIES L.P.

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the filing of Realty Parking Properties L.P.'s (the "Partnership") Report on Form 10-Q for the period ended March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, John M. Prugh, the Chief Executive Officer of Realty Parking Company, Inc., General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.





By: /s/John M. Prugh

John M. Prugh
Chief Executive Officer
Realty Parking Company, Inc.
General Partner
May 12, 2003

                                                              Exhibit 99.2


                         REALTY PARKING PROPERTIES L.P.

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Realty Parking Properties L.P.'s (the "Partnership") Report on Form 10-Q for the period ended March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy
M. Gisriel, the Chief Financial Officer of Realty Parking Company, Inc., General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.





By: /s/ Timothy M. Gisriel

Timothy M. Gisriel
Chief Financial Officer
Realty Parking Company, Inc.
General Partner
May 12, 2003

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



     Date:  5/12/03                   By:    /s/   John M. Prugh
                                               John M. Prugh
                                               Chief Executive Officer
                                               Realty Parking Company, Inc.
                                               General Partner

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



     Date:  5/12/03                   By:    /s/   Timothy M. Gisriel
                                               Timothy M. Gisriel
                                               Chief Financial Officer
                                               Realty Parking Company, Inc.
                                               General Partner

                         REALTY PARKING PROPERTIES L.P.




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  REALTY PARKING PROPERTIES L.P.




DATE:      5/12/03                By:    /s/   John M. Prugh
                                         John M. Prugh
                                         President and Director
                                         Realty Parking Company, Inc.
                                         General Partner



DATE:      5/12/03                By:    /s/   Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Realty Parking Company, Inc.
                                         General Partner