Form 10-Q
period 2003-06-30
REALTY PARKING PROPERTIES LP
filed 2003-08-12
CIK 841127

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


   (Mark One)
   { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

   {   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the transition period from to _____


   For Quarter Ended June 30, 2003 Commission file number 0-17616

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

                Yes           No  X

                         REALTY PARKING PROPERTIES L.P.



                                      INDEX



                                                                      Page No.
Part I.    Financial Information


    Item 1.   Financial Statements

                 Balance Sheets                                            1
                 Statements of Operations                                  2
                 Statements of Partners' Capital                           3
                 Statements of Cash Flows                                  4
                 Notes to Financial Statements                            5-7


    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    8-10

    Item 3.   Quantitative and Qualitative Disclosures
                 About Market Risk                                        10

    Item 4.   Controls and procedures                                     10


Part II.      Other Information

    Item 1. through Item 6.                                            11-14

     Signatures                                                           15

                         REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets

                                                           June 30,
                                                             2003             December 31,
                                                          (Unaudited)             2002
                                                    --------------------  -------------------
Assets
  Investment in real estate                         $         6,184,303   $       11,102,721
  Properties held for sale                                    4,900,458            2,672,121
  Cash and cash equivalents                                   1,029,258              687,402
  Accounts receivable                                            25,950              169,231
                                                    --------------------  -------------------

                                                    $        12,139,969   $       14,631,475
                                                    ====================  ===================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses           $            60,117   $           64,427
    Due to affiliates                                           378,804               30,347
    Real estate taxes payable                                    12,000              119,500
                                                    --------------------  -------------------
                                                                450,921              214,274
                                                    --------------------  -------------------

  Partners' Capital
    General Partner                                                   -                    -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                      11,688,948           14,417,101
    Subordinated Limited Partner                                    100                  100
                                                    --------------------  -------------------
                                                             11,689,048           14,417,201
                                                    --------------------  -------------------

                                                    $        12,139,969   $       14,631,475
                                                    ====================  ===================


                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended                          Six Months Ended
                                               June 30,            June 30,               June 30,             June 30,
                                                 2003                2002                   2003                 2002
                                         ---------------------------------------   -----------------------------------------
Revenues
   Parking lots                          $         128,277   $          134,259    $           245,055   $          253,550
   Interest income                                   8,305                2,830                 10,377                5,830
                                         ------------------  -------------------   --------------------  -------------------
                                                   136,582              137,089                255,432              259,380
                                         ------------------  -------------------   --------------------  -------------------

Expenses
   Administrative, including amounts
     to related party                               22,565               37,129                 61,776               72,902
   Professional fees                                 6,000                5,984                 12,500               11,484
   Management fees to related party                  2,031                2,038                  3,859                3,878
   Real estate taxes                                21,500               22,261                 43,000               42,261
   Depreciation                                      8,980                8,980                 17,960               17,960
                                         ------------------  -------------------   --------------------  -------------------
                                                    61,076               76,392                139,095              148,485
                                         ------------------  -------------------   --------------------  -------------------

Income from continuing operations                   75,506               60,697                116,337              110,895

Discontinued operations                          3,918,504              253,457              4,063,430              425,793
                                         ------------------  -------------------   --------------------  -------------------

Net earnings                             $       3,994,010   $          314,154    $         4,179,767   $          536,688
                                         ==================  ===================   ====================  ===================

Net earnings per unit of assignee and
  limited partnership interest-basic
    Continuing operations                $            0.04    $            0.03    $              0.06    $            0.06
    Discontinued operations                           2.05                 0.13                   2.13                 0.22
                                         ------------------  -------------------   --------------------  -------------------

    Total                                 $           2.09    $            0.16     $             2.19    $            0.28
                                         ==================  ===================   ====================  ===================




                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                               Assignee
                                              and Limited         Subordinated
                                              Partnership           Limited                General
                                               Interests            Partner                Partner               Total
                                         -----------------------------------------------------------------------------------

Balance at December 31, 2002             $      14,417,101   $              100    $                 -   $       14,417,201

Net earnings                                     4,170,439                    -                  9,328            4,179,767

Distributions to partners
   Operations                                     (457,038)                                     (9,328)            (466,366)
   Sales proceeds                               (6,441,554)                   -                      -           (6,441,554)
                                         ------------------  -------------------   --------------------  -------------------

Balance at June 30, 2003                 $      11,688,948   $              100    $                 -   $       11,689,048
                                         ==================  ===================   ====================  ===================



Balance at December 31, 2001             $      17,493,160   $              100    $                 -   $       17,493,260

Net earnings                                       525,954                    -                 10,734              536,688

Distributions to partners-operations              (527,900)                   -                (10,774)            (538,674)
                                         ------------------  -------------------   --------------------  -------------------

Balance at June 30, 2002                 $      17,491,214   $              100    $               (40)  $       17,491,274
                                         ==================  ===================   ====================  ===================



                 See accompanying notes to financial statements
                                        3

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Six Months Ended
                                                                  June 30,             June 30,
                                                                    2003                 2002
                                                              --------------------------------------
Cash flows from operating activities
  Net earnings                                             $         4,179,767   $          536,688
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Gain on properties, net                                       (3,769,433)                   -
      Depreciation                                                      17,960               57,892
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable
             and real estate taxes payable, net                         35,781              (12,000)
         Decrease in accounts payable and
             accrued expenses                                           (4,310)             (11,641)
         Increase (decrease) in due to affiliates                      348,457               (2,022)
                                                           --------------------  -------------------
Net cash provided by operating activities                              808,222              568,917
                                                           --------------------  -------------------

Cash flows from investing activities -
   proceeds from sales of properties, net                            6,441,554                    -
                                                           --------------------  -------------------

Cash flows from financing activities -
   distributions to partners                                        (6,907,920)            (538,674)
                                                           --------------------  -------------------

Net increase in cash and cash equivalents                              341,856               30,243
Cash and cash equivalents
    Beginning of period                                                687,402              834,800
                                                           --------------------  -------------------

    End of period                                          $         1,029,258   $          865,043
                                                           ====================  ===================

                 See accompanying notes to financial statements
                                        4

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)


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


Note 2 - Cash and Cash Equivalents

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and money market accounts and are stated at cost, which approximated market value at June 30, 2003 and December 31, 2002.


Note 3 - Investment in Real Estate

Investment in real estate is summarized as follows:

                                   June 30, 2003         December 31, 2002

Land                                 $5,608,135                $10,508,593
Buildings                               899,741                   899,741
Land Improvements                       110,104                  110,104
                                      6,617,980                 11,518,438
Less accumulated depreciation            433,677                  415,717
                        Total         $6,184,303              $11,102,721

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Note 4 - Discontinued Operations

At June 30, 2003, the Partnership's Miami property was under contract for sale and was classified as property held for sale in the balance sheet. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective on January 1, 2002 with respect to the Partnership, the results of operations of this property, and the Birmingham and Milwaukee properties which were sold on April 15, 2003, and the two properties which were sold during 2002 are reported in discontinued operations for all periods presented in the statements of operations. Income from discontinued operations is summarized as follows:

                             Three Months Ended             Six Months Ended
                          June 30,       June 30,        June 30,      June 30,
                            2003           2002            2003          2002
                       --------------  -----------    -------------  -----------

Revenues               $     150,360   $  279,815     $    297,969   $  477,876
Expenses                      (1,289)     (26,358)          (3,972)     (52,083)
Gain on sales
 of properties, net        3,769,433            -        3,769,433            -
                       --------------  -----------    -------------  -----------

                       $   3,918,504   $  253,457     $  4,063,430   $  425,793
                       ==============  ===========    =============  ===========



On April 15, 2003, the Partnership sold its Birmingham, Alabama property for $1,900,000. The Partnership's investment in the property was $875,726, net of accumulated depreciation of $313,877. The gain from the sale totaled $807,060, net of expenses of $217,214.

On April 15, 2003, the Partnership sold its Milwaukee property for $5,000,000. The Partnership's investment in the property was $1,796,395, net of accumulated depreciation of $606,743. The gain from the sale totaled $2,962,373, net of expenses of $241,232.


Note 5 - Related Party Transactions

The General Partner earned property management fees of $3,320 and $7,358 (1% of the gross revenues of the properties and other sources of income) during the three months ended June 30, 2003 and 2002, respectively, and $7,831 and $13,885 during the six months ended June 30, 2003 and 2002, respectively (portions of which have been recorded in discontinued operations). The General Partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $28,799 and $29,800 for the three months ended June 30, 2003 and 2002, respectively, and $52,869 and $67,020 for the six months ended June 30, 2003 and 2002, respectively.

Pursuant to an Investment Advisory Agreement, Central Parking System (the "Advisor") earns a fee upon disposition of a property equal to 2% of the contract price for the sale of a property. Such fee is earned for services rendered to advise the General Partner on the timing and pricing of a property sale. As of June 30, 2003, the Advisor earned Advisory fees totaling $138,000 from the sales of the Birmingham and Milwaukee properties. Additionally, the Advisor earned lease termination fees totaling $190,946 at June 30, 2003 from the sales of the two properties.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Note 6 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest is disclosed on the statements of operations and is based upon 1,909,127 units outstanding.

Note 7 - Subsequent Event

On August 18, 2003, the Partnership plans to make a cash distribution totaling $233,557 of which 98% is allocable to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities during the quarter ended June 30, 2003. Assignee and Limited Partners will receive a cash distribution of approximately $0.12 per unit.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         The Partnership currently has no plans to use working capital to perform major repairs or improvements to any of its properties.

         At June 30, 2003, the Partnership had a working capital position that included cash and cash equivalents of $1,029,258, accounts receivable (net of real estate taxes payable) of $13,950 and accounts payable and accrued expenses of $438,921. Cash and cash equivalents increased $433,664 during the second quarter of 2003. The increase represents the net effect of $628,391 in cash provided by operating activities, $6,441,554 in sales proceeds, net of the distributions to investors totaling $6,636,281.

         On April 15, 2003, the Partnership sold the Birmingham, Alabama property for $1,900,000 and the Milwaukee, Wisconsin property for $5,000,000. On June 6, 2003, the Partnership distributed the sales proceeds totaling $6,441,554, of which 100% was allocated to Assignee and Limited Partners. Holders of Units received a cash distribution of approximately $3.37 per Unit.

         On August 18, 2003, the Partnership plans to make a cash distribution totaling $233,557 of which 98% is allocable to Assignee and Limited Partners. This distribution is derived from funds provided by operating activities during the quarter ended June 30, 2003. Assignee and Limited Partners will receive a cash distribution of approximately $0.12 per unit.


Results of Operations

         In accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the statements of operations present income from continuing operations and from discontinued operations. Discontinued operations include the operating results of the property under contract for sale at June 30, 2003, the two properties which were sold on April 15, 2003 and the two properties which were sold during 2002. The prior year amounts for the properties sold or under contract for sale in 2003 have been reclassified to discontinued operations as required by SFAS No. 144. The following discussion and analysis of the results of operations conforms to this presentation in the statements of operations.

         Parking lot revenue includes base and percentage rents earned pursuant to lease agreements with the Advisor, and the net operating revenue of one property operated under a management contract. At June 30, 2003, the Partnership leases three of its four remaining properties to the Advisor under terms that include a minimum rent calculated as a percentage of certain acquisition costs. In addition, the Advisor is obligated to pay percentage rent, calculated as a percentage of gross parking revenues in excess of a base amount. The fourth property is managed by a parking operator in accordance with a separate management contract. Under the terms of a management contract, the operator forwards the property's net operating revenue to the Partnership. The Partnership is responsible for the payment of real estate taxes for that property.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Continuing Operations

         Income from continuing operations includes results from the Partnership's properties classified as investment in real estate on the balance sheet. Expenses not directly identifiable with a specific property sold or held for sale are reflected in continuing operations.

         Parking lot revenue of $128,277 was earned during the three months ended June 30, 2003, reflecting a decrease of $5,982 from the same period in 2002. Parking lot revenue of $245,055 was earned during the six months ended June 30, 2003, reflecting a decrease of $8,495 from the same period in 2002. The decreases are the result of reduced rental income earned at the property operated pursuant to a management contract.

         Expenses incurred during the three months ended June 30, 2003, net of depreciation, totaled $52,096 reflecting a decrease of $15,316 from the same period in 2002. Expenses incurred during the six months ended June 30, 2003, net of depreciation, totaled $121,135 reflecting a decrease of $9,390 from the same period in 2002. The decreases are the result of lower administrative expenses, as a result of property sales.


Discontinued Operations

         Discontinued operations reflect parking revenue from the Partnership's property in Miami (held for sale at June 30, 2003), the properties in Birmingham and Milwaukee (sold on April 15, 2003) and the Nashville and Houston properties (sold during 2002), net of expenses that can be directly attributed to the properties.

         On April 15, 2003, the Partnership sold its Birmingham, Alabama property for $1,900,000. The Partnership's investment in the property was $875,726, net of accumulated depreciation of $313,877. The gain from the sale totaled $807,060, net of expenses of $217,214.

         On April 15, 2003, the Partnership sold its Milwaukee property for $5,000,000. The Partnership's investment in the property was $1,796,395, net of accumulated depreciation of $606,743. The gain from the sale totaled $2,962,373, net of expenses of $241,232.

         Parking lot revenue of $150,360 was earned during the three months ended June 30, 2003, reflecting a decrease of $129,455 from the same period in 2002. Parking lot revenue of $297,969 was earned during the six months ended June 30, 2003, reflecting a decrease of $179,907 from the same period in 2002. The decreases are the result of the 2003 and 2002 property sales.

         Expenses incurred during the three months ended June 30, 2003 totaled $1,289 reflecting a decrease of $5,103 from the same period in 2002 (excluding depreciation of $19,966 in 2002). Expenses incurred during the six months ended June 30, 2003 totaled $3,972 reflecting a decrease of $8,179 from the same period in 2002 (excluding depreciation of $39,932 in 2002). The decrease is the result of lower management fees and franchise taxes as a result of the 2003 and 2002 property sales.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Outlook

         Three of the Partnership's four remaining properties are subject to contracts of sale. The prospective buyers of the Little Rock and the Los Angeles properties are in their due diligence periods and there are no assurances that the contracts will result in sales. The prospective buyer of the Miami property has completed its due diligence and we anticipate the sale to close by the end of September. The Kansas City property is currently listed with a real estate broker and is being marketing for sale.

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



PART I.   FINANCIAL INFORMATION

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
                Inapplicable

Item 4.     Controls and Procedures

          Evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the design and operation of disclosure controls and procedures, as of June 30, 2003, as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 3.     Defaults upon Senior Securities
                Inapplicable

Item 4.     Submission of Matters to a Vote of Security Holders
                Inapplicable

Item 5.     Other Information
                Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

          a.  Exhibits

              Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           b. Reports on Form 8-K:

              Form 8-K dated April 15, 2003 described the Partnership's sales of its properties in Birmingham, Alabama and Milwaukee, Wisconsin.

                                                                   Exhibit 31.1

                         REALTY PARKING PROPERTIES L.P.

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, John M. Prugh, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Realty Parking Properties L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




     Date:  8/12/03                         By:    /s/   John M. Prugh
                                              John M. Prugh
                                              Chief Executive Officer
                                              Realty Parking Company, Inc.
                                              General Partner

                                                               Exhibit 31.2

                         REALTY PARKING PROPERTIES L.P.

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Timothy M. Gisriel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Realty Parking Properties L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




     Date:  8/12/03                         By:    /s/   Timothy M. Gisriel
                                              Timothy M. Gisriel
                                              Chief Financial Officer
                                              Realty Parking Company, Inc.
                                              General Partner

                                                                 Exhibit 32



                         REALTY PARKING PROPERTIES L.P.

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Realty Parking Properties L.P.'s (the "Partnership") Quarterly Report on Form 10-Q for the period ending June 30, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




Date:   8/12/03                    By:    /s/   John M. Prugh
                                      John M. Prugh
                                      Chief Executive Officer
                                      Realty Parking Company, Inc.
                                      General Partner


Date:   8/12/03                    By:    /s/   Timothy M. Gisriel
                                      Timothy M. Gisriel
                                      Chief Financial Officer
                                      Realty Parking Company, Inc.
                                      General Partner

                         REALTY PARKING PROPERTIES L.P.



                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                REALTY PARKING PROPERTIES L.P.




DATE:      8/8/03              By:   /s/   John M. Prugh
                                       John M. Prugh
                                       President and Director
                                       Realty Parking Company, Inc.
                                       General Partner



DATE:      8/8/03              By:   /s/   Timothy M. Gisriel
                                       Timothy M. Gisriel
                                       Treasurer
                                       Realty Parking Company, Inc.
                                       General Partner