Form 10-Q
period 2003-09-30
REALTY PARKING PROPERTIES LP
filed 2003-11-12
CIK 841127

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934


(Mark One)
     { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

     {   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from to _____


   For Quarter Ended September 30, 2003 Commission file number 0-17616

                     Realty Parking Properties L.P.
         (Exact Name of Registrant as Specified in its Charter)


            Delaware                                52-1591575
  (State or Other Jurisdiction of               (I.R.S. Employer
   Incorporation or Organization)             Identification Number)


           300 East Lombard Street, Baltimore, Maryland 21202
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (410) 727-4083

               225 East Redwood Street, Baltimore, Maryland 21202
              (Former Name, Former Address, and Former Fiscal Year,
                     if Changed Since Last Report.)


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

                         REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets

                                                        September 30,
                                                            2003             December 31,
                                                         (Unaudited) 2002
                                                   --------------------  -------------------
Assets
  Investment in real estate                        $                 -   $       11,102,721
  Properties held for sale                                     979,583            2,672,121
  Cash and cash equivalents                                  8,050,126              687,402
  Accounts receivable                                                -              169,231
                                                   --------------------  -------------------

                                                   $         9,029,709   $       14,631,475
                                                   ====================  ===================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses          $            70,797   $           64,427
    Due to affiliates                                          179,757               30,347
    Real estate taxes payable                                        -              119,500
                                                   --------------------  -------------------
                                                               250,554              214,274
                                                   --------------------  -------------------

  Partners' Capital
    General Partner                                                  -                    -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                      8,779,055           14,417,101
    Subordinated Limited Partner                                   100                  100
                                                   --------------------  -------------------
                                                             8,779,155           14,417,201
                                                   --------------------  -------------------

                                                   $         9,029,709   $       14,631,475
                                                   ====================  ===================






                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended                          Nine Months Ended
                                            September 30,        September 30,         September 30,        September 30,
                                                 2003                2002                   2003                 2002
                                         ---------------------------------------   -----------------------------------------
Revenues
   Interest income                       $           2,698   $            4,837    $            13,075   $           10,667
                                         ------------------  -------------------   --------------------  -------------------

Expenses
   Administrative, including amounts
     to related party                               19,789               27,306                 81,565              100,208
   Professional fees                                10,217                5,500                 22,717               16,984
                                         ------------------  -------------------   --------------------  -------------------
                                                    30,006               32,806                104,282              117,192
                                         ------------------  -------------------   --------------------  -------------------

Loss from continuing operations                    (27,308)             (27,969)               (91,207)            (106,525)

Discontinued operations                          1,738,922              771,580              5,982,589            1,386,824
                                         ------------------  -------------------   --------------------  -------------------

Net earnings                             $       1,711,614   $          743,611    $         5,891,382   $        1,280,299
                                         ==================  ===================   ====================  ===================

Net earnings (loss) per unit of assignee
  and limited partnership interest-basic
    Continuing operations                $           (0.01)   $           (0.01)   $             (0.05)   $           (0.05)
    Discontinued operations                           0.91                 0.40                   3.13                 0.72
                                         ------------------  -------------------   --------------------  -------------------

    Total                                 $           0.90    $            0.39     $             3.08    $            0.67
                                         ==================  ===================   ====================  ===================





                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                               Assignee
                                              and Limited         Subordinated
                                              Partnership           Limited                General
                                               Interests            Partner                Partner               Total
                                         -----------------------------------------------------------------------------------
Balance at December 31, 2002             $      14,417,101   $              100    $                 -   $       14,417,201

Net earnings                                     5,877,382                    -                 14,000            5,891,382

Distributions to partners
   Operations                                     (685,941)                   -                (14,000)            (699,941)
   Sales proceeds, net                         (10,829,487)                   -                      -          (10,829,487)
                                         ------------------  -------------------   --------------------  -------------------

Balance at September 30, 2003            $       8,779,055   $              100    $                 -   $        8,779,155
                                         ==================  ===================   ====================  ===================



Balance at December 31, 2001             $      17,493,160   $              100    $                 -   $       17,493,260

Net earnings                                     1,262,489                    -                 17,810            1,280,299

Distributions to partners
   Operations                                     (864,138)                   -                (17,636)            (881,774)
   Sale proceeds, net                           (1,947,850)                   -                      -           (1,947,850)
                                         ------------------  -------------------   --------------------  -------------------

Balance at September 30, 2002            $      15,943,661   $              100    $               174   $       15,943,935
                                         ==================  ===================   ====================  ===================




                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                  September 30,        September 30,
                                                                      2003                 2002
                                                                --------------------------------------
Cash flows from operating activities
  Net earnings                                               $         5,891,382   $        1,280,299
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
      Gain on properties, net                                         (6,066,564)            (389,804)
      Impairment loss                                                    720,000                    -
      Depreciation                                                        17,960               86,838
      Changes in assets and liabilities
         Decrease (increase) in accounts receivable
             and real estate taxes payable, net                           49,731             (115,521)
         Increase (decrease) in accounts payable
             and accrued expenses                                          6,370              (90,943)
         Increase (decrease) in due to affiliates                        149,410               (4,154)
                                                             --------------------  -------------------
Net cash provided by operating activities                                768,289              766,715
                                                             --------------------  -------------------

Cash flows from investing activities -
   proceeds from sales of properties, net                             18,123,863            1,947,850
                                                             --------------------  -------------------

Cash flows from financing activities -
   distributions to partners                                         (11,529,428)          (2,829,624)
                                                             --------------------  -------------------

Net increase (decrease) in cash and cash equivalents                   7,362,724             (115,059)
Cash and cash equivalents
    Beginning of period                                                  687,402              834,800
                                                             --------------------  -------------------

    End of period                                            $         8,050,126   $          719,741
                                                             ====================  ===================






                 See accompanying notes to financial statements
                                        4

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)


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


Note 2 - Cash and Cash Equivalents

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and money market accounts and are stated at cost, which approximated market value at September 30, 2003 and December 31, 2002.


Note 3 - Investment in Real Estate

At December 31, 2002, investment in real estate was $11,102,721, net of accumulated depreciation of $415,717.

Depreciation of the garage structures is computed using the straight-line method over 31.5 years for property placed in service prior to January 1, 1994 and 39 years for property placed in service after January 1, 1994.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)


Note 4 - Property Held for Sale and Discontinued Operations

At September 30, 2003, property held for sale totals $979,583, net of accumulated depreciation of $385,797 and an impairment loss of $720,000.

The Partnership is negotiating a contract with several serious buyers to sell its final property in Kansas City. Therefore, the property was classified as held for sale in the balance sheet at September 30, 2003. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective on January 1, 2002 with respect to the Partnership, the results of operations of this property, the five properties sold during 2003, and two properties sold during 2002 are reported in discontinued operations for all periods presented in the statements of operations. Income from discontinued operations is summarized as follows:

                                  Three Months Ended                      Nine Months Ended
                            September 30,       September 30,       September 30,    September 30,
                               2003               2002                 2003               2002
                        -----------------  -----------------    -----------------  -----------------
Revenues                $        188,795   $        439,183     $        731,819   $      1,170,609
Expenses                         (27,004)           (57,407)             (95,794)          (173,589)
Impairment loss                 (720,000)                 -             (720,000)                 -
Gain on sales
 of properties, net            2,297,131            389,804            6,066,564            389,804
                        -----------------  -----------------    -----------------  -----------------
                        $      1,738,922   $        771,580     $      5,982,589   $      1,386,824
                        =================  =================    =================  =================


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

On August 29, 2003, the Partnership sold its Los Angeles property for $4,500,000. The Partnership's investment in the property was $3,482,360, net of accumulated depreciation of $47,880 and an impairment loss of $4,409,624, which was recognized in 1999. The gain from the sale totaled $905,590, net of expenses of $112,050.

On September 22, 2003, the Partnership sold its Little Rock, Arkansas property for $1,200,000. The Partnership's investment in the property was $1,002,360. The gain from the sale totaled $86,355, net of expenses of $111,285.

On September 26, 2003, the Partnership sold its 75% interest in the Miami, Florida property for $6,600,000. The Partnership's investment in the property was $4,900,458. The gain from the sale totaled $1,305,186, net of expenses of $394,356.

The Partnership is negotiating a contract with several serious buyers to sell its Kansas City property for approximately $1,100,000. The Partnership's investment in the property is $979,583, net of depreciation of $385,796. At September 30, 2003, the Partnership recorded an impairment loss of $720,000 to reflect the fair value of the property, less estimated expenses associated with the sale.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)


Note 5 - Related Party Transactions

The General Partner earned property management fees of $2,747 and $6,067 (1% of the gross revenues of the properties and other sources of income) during the three months ended September 30, 2003 and 2002, respectively, and $10,578 and $19,952 during the nine months ended September 30, 2003 and 2002, respectively (which were recorded in discontinued operations). The General Partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $28,263 and $28,136 for the three months ended September 30, 2003 and 2002, respectively, and $81,132 and $95,156, for the nine months ended September 30, 2003 and 2002, respectively.

Pursuant to an Investment Advisory Agreement, Central Parking System (the "Advisor") earns a fee upon disposition of a property equal to 2% of the contract price for the sale of a property. Such fee is earned for services rendered to advise the General Partner on the timing and pricing of a property sale. For the three and nine months ended September 30, 2003, the Advisor earned Advisory fees totaling $246,000 and $384,000, respectively, from the sales of properties. Additionally, the Advisor earned lease termination fees totaling $190,946 for the nine months ended September 30, 2003 from the sales of two properties. For the three and nine months ended September 30, 2002, the Advisor earned an Advisory fee of $40,000 from the sale of one property.


Note 6 - Net Earnings Per Unit of Assignee and Limited Partnership Interest

Net earnings per unit of assignee and limited partnership interest is disclosed on the statements of operations and is based upon 1,909,127 units outstanding.


Note 7 - Subsequent Event

On October 7, 2003, the Partnership made a distribution totaling $7,294,359, of which 100% was allocated to Assignee and Limited Partners. The distribution was derived from funds provided by the net sales proceeds of the Little Rock and Miami properties, which were sold in September 2003. Assignee and Limited Partners received a cash distribution of approximately $3.82 per unit.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         At September 30, 2003, the Partnership had a working capital position that included cash and cash equivalents of $8,050,126, and accounts payable and accrued expenses of $250,554. Cash and cash equivalents increased $7,020,868 during the third quarter of 2003. The increase represents the net effect of $39,933 in cash used in operating activities, $11,682,309 in sales proceeds, and distributions to investors totaling $4,621,508.

         On August 29, 2003, the Partnership sold its Los Angeles property for $4,500,000. The Partnership's investment in the property was $3,482,360, net of accumulated depreciation of $47,880 and an impairment loss of $4,409,624, which was recognized in 1999. The gain from the sale totaled $905,590, net of expenses of $112,050. On September 11, 2003, the Partnership distributed the sale proceeds totaling $4,387,950, of which 100% was allocated to Assignee and Limited Partners. Holders of Units received a cash distribution of approximately $2.30 per Unit.

         On September 22, 2003, the Partnership sold its Little Rock, Arkansas property for $1,200,000. The Partnership's investment in the property was $1,002,360. The gain from the sale totaled $86,355, net of expenses of $111,285. On October 7, 2003, the Partnership distributed the sale proceeds totaling $1,088,715, of which 100% was allocated to Assignee and Limited Partners. Holders of Units received a cash distribution of approximately $0.57 per Unit.

         On September 26, 2003, the Partnership sold its 75% interest in the Miami, Florida property for $6,600,000. The Partnership's investment in the property was $4,900,458. The gain from the sale totaled $1,305,186, net of expenses of $394,356. On October 7, 2003, the Partnership distributed the sale proceeds totaling $6,205,644, of which 100% was allocated to Assignee and Limited Partners. Holders of Units received a cash distribution of approximately $3.25 per Unit.


Results of Operations

         In accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the statements of operations present income from continuing operations and from discontinued operations. Discontinued operations include the operating results of the final property in Kansas City, which is currently the subject of contract negotiations with several serious buyers, the five properties which were sold in 2003, and the two properties which were sold during 2002. The prior year amounts for these properties have been reclassified to discontinued operations as required by SFAS No. 144. The following discussion and analysis of the results of operations conforms to this presentation in the statements of operations.


Continuing Operations

         Continuing operations includes interest earned on cash and cash equivalents and administrative expenses and professional fees not directly identifiable with a specific property sold or held for sale.

         Expenses incurred during the three months ended September 30, 2003 totaled $30,006 reflecting a decrease of $2,800 from the same period in 2002. Expenses incurred during the nine months ended September 30, 2003 totaled $104,282 reflecting a decrease of $12,910 from the same period in 2002. The decreases are the result of lower administrative expenses, as a result of property sales.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Discontinued Operations

         Discontinued operations reflect parking revenue from the Partnership's property in Kansas City (in contract negotiations), the five properties sold in 2003, and the two properties sold in 2002, net of expenses that can be directly attributed to the properties.

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

         On August 29, 2003, the Partnership sold its Los Angeles property for $4,500,000. The Partnership's investment in the property was $3,482,360, net of accumulated depreciation of $47,880 and an impairment loss of $4,409,624, which was recognized in 1999. The gain from the sale totaled $905,590, net of expenses of $112,050

         On September 22, 2003, the Partnership sold its Little Rock, Arkansas property for $1,200,000. The Partnership's investment in the property was $1,002,360. The gain from the sale totaled $86,355, net of expenses of $111,285.

         On September 26, 2003, the Partnership sold its 75% interest in the Miami, Florida property for $6,600,000. The Partnership's investment in the property was $4,900,458. The gain from the sale totaled $1,305,186, net of expenses of $394,356

         Parking lot revenue of $188,795 was earned during the three months ended September 30, 2003, reflecting a decrease of $250,388 from the same period in 2002. Parking lot revenue of $731,819 was earned during the nine months ended September 30, 2003, reflecting a decrease of $438,790 from the same period in 2002. The decreases are the result of the 2003 and 2002 property sales.

         Expenses incurred during the three months ended September 30, 2003 totaled $27,004 reflecting a decrease of $1,457 from the same period in 2002, net of depreciation. Expenses, excluding depreciation, incurred during the nine months ended September 30, 2003 totaled $77,834 reflecting a decrease of $8,915 from the same period in 2002. The decreases are the result of the 2003 and 2002 property sales.

         The Partnership is negotiating a contract with several serious buyers to sell the Kansas City property for approximately $1,100,000. The Partnership's investment in the property is $1,699,583, net of depreciation of $385,796. At September 30, 2003, the Partnership recorded an impairment loss of $720,000 to reflect the fair value of the property, less estimated expenses associated with the sale.

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



                         PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk
                Inapplicable

Item 4.     Controls and Procedures

          Evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the design and operation of disclosure controls and procedures, as of September 30, 2003, as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

          a.  Exhibits

              Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b.  Reports on Form 8-K:
              Form 8-K dated August 29, 2003 described the Partnership's sale of its property in Los Angeles, California.

              Form 8-K dated September 22, 2003 described the Partnership's sales of its properties in Little Rock, Arkansas, and Miami, Florida.

                                                                  Exhibit 31.1

                         REALTY PARKING PROPERTIES L.P.

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, John M. Prugh, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Realty Parking Properties II L.P.;

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




Date:  11/11/03                         By:    /s/   John M. Prugh
                                           John M. Prugh
                                           Chief Executive Officer
                                           Realty Parking Company, Inc.
                                           General Partner

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




Date:  11/11/03                         By:    /s/   Timothy M. Gisriel
                                            Timothy M. Gisriel
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


                         REALTY PARKING PROPERTIES L.P.

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Realty Parking Properties L.P.'s (the "Partnership") Quarterly Report on Form 10-Q for the period ending September 30, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), we certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




Date:   11/11/03                     By:    /s/   John M. Prugh
                                         John M. Prugh
                                         Chief Executive Officer
                                         Realty Parking Company, Inc.
                                         General Partner




Date:   11/11/03                     By:    /s/   Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Chief Financial Officer
                                         Realty Parking Company, Inc.
                                         General Partner

                         REALTY PARKING PROPERTIES L.P.




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  REALTY PARKING PROPERTIES L.P.




DATE:      11/11/03               By:   /s/   John M. Prugh
                                  John M. Prugh
                                  President and Director
                                  Realty Parking Company, Inc.
                                  General Partner




DATE:      11/11/03               By:  /s/   Timothy M. Gisriel
                                   Timothy M. Gisriel
                                   Treasurer
                                   Realty Parking Company, Inc.
                                   General Partner