Form 10-K
period 2003-12-31
REALTY PARKING PROPERTIES LP
filed 2004-03-29
CIK 841127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
   (Mark One)
   { X } ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

                                       OR

   {   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                    For the transition period from to ______

                         Commission file number 0-17616

                         Realty Parking Properties L.P.
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                  52-1591575
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                   Identification Number)

300 East Lombard Street-Suite 1200, Baltimore, Maryland         21202
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

                  Yes     X                     No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                  Yes                           No     X

     As of June 30, 2003, there were 1,909,127 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.
                       Documents Incorporated by Reference


The Annual Report for 2003 is incorporated by reference.

                         REALTY PARKING PROPERTIES L.P.



                                      INDEX



Part I                                                                  Page(s)


  Item 1.    Business                                                     3-4
  Item 2.    Properties                                                    4
  Item 3.    Legal Proceedings                                             4
  Item 4.    Submission of Matters to a Vote of Security Holders           4


Part II.


  Item 5.    Market for Registrant's Common Equity
                   and Related Stockholder Matters                         5
  Item 6.    Selected Financial Data                                       5
  Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    6-8
  Item 7a.   Quantitative and Qualitative Disclosures About Market Risk    8
  Item 8.    Financial Statements and Supplementary Data                   8
  Item 9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                     8
  Item 9a.   Controls and Procedures                                       9


Part III.

  Item 10.   Directors and Executive Officers of the Registrant            9
  Item 11.   Executive Compensation                                       10
  Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management and Related Partner Matters               10
  Item 13.   Certain Relationships and Related Transactions               10
  Item 14.   Principal Accountant Fees and Services                       10


Part IV.


  Item 15.   Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K                                11-13

  Signatures                                                            14-17

                         REALTY PARKING PROPERTIES L.P.


                                     PART I

Item 1.  Business

        Realty Parking Properties L. P. (the "Partnership") is a Delaware limited partnership formed on October 4, 1988. The Partnership's intent was to acquire surface lots and parking garage buildings (the "Properties") to be held for appreciation and used for parking operations to produce current income. The Properties were acquired with an emphasis on surface commercial parking lots believed to have significant future potential for eventual sale as development sites. The Partnership acquired the Properties on an all-cash basis without debt financing. The Fund has now disposed of fourteen of its fifteen original Properties and only rehabilitation expenditures and repairs to the existing Property are expected in the future to prepare the asset for sale.

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

      The Partnership acquired fifteen Properties during 1989 and 1990. The Partnership sold five Properties in 2003, two Properties in 2002, four Properties in 2001 and one Property in each of the years 1993, 1999 and 2000. The Partnership's net investment in the remaining Property was $793,083 at December 31, 2003.

      The Partnership initially leased its parking properties to the Advisor for periods of 10 years, expiring between April 1999 and November 2000, with options to extend the leases for two additional terms of five years. The Advisor exercised extension options for five properties, four of which were sold during 2003. Under the terms of the leases, the Advisor is responsible for all operating costs, including ad valorem real estate taxes and general and garage liability insurance coverage. The lease relating to the remaining Kansas City property differed slightly from the terms above to accommodate specific circumstances of the property. The Advisor did not renew the lease for a second additional term when it expired in September 2003. Instead, the Partnership leased the property to the Advisor on a month-to-month basis for a rent of $9,167. Additionally, the Partnership is responsible for the real estate taxes.

      Under the terms of the leases, the Advisor is obligated to pay the Partnership the greater of minimum rent plus reimbursement of real estate taxes or 60% of gross parking revenues ("percentage rent"). Percentage rents earned during 2003, 2002 and 2001 totaled $55,489, $265,183 and $109,023, respectively.
The minimum rents are 7.0% of certain acquisition costs. Minimum rent revenues earned during 2003, 2002 and 2001 totaled $483,003, $924,432 and $1,056,109, respectively.

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

                         REALTY PARKING PROPERTIES L.P.

      The Advisor did not extend leases on four Properties at the lease's renewal dates. Three of these Properties were operated under month-to-month management contracts with parking operators. These four properties have been sold. Under the terms of the management contracts, the parking operators received a fixed fee for managing the Properties. The Partnership recorded as parking lot revenue the gross parking revenues net of the operating expenses of these Properties. The Partnership was responsible for real estate taxes. Parking lot revenues of $220,827, $323,406 and $333,068 in 2003, 2002 and 2001,
respectively, represented income from Properties operated under the management contracts.

      The Partnership is actively marketing the Kansas City property for sale and will pursue all viable strategies to complete a sale within one year.


Item 2.  Properties

      As of December 31, 2003, the Partnership owns one Property, which was acquired on an all-cash basis, as follows:

                              Approximate                     (1) Investment    (2) 2003 Parking       Location
                             Size (Sq. Ft.)      Type         in Real Estate       Lot Revenue        Lease Date

Kansas City, Missouri            35,650      400-car garage      $793,083            $110,000          Monthly
   Fronting on Grand Ave.,
   8th St. and Walnut St.

   (1) Investment in real estate includes the Property, which is classified as held for sale, is recorded net of an impairment loss of $906,500 and accumulated depreciation totaling $385,797.

   (2) 2003 parking lot revenue does not include rental income from the Properties sold during 2003.


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

      As of December 31, 2003, there were 2,874 holders of assignee and limited partnership interests of the registrant, owning an aggregate of 1,909,127 units.

      The Partnership made operating cash distributions totaling $699,940 in 2003, $1,264,528 in 2002 and $1,415,420 in 2001. These distributions were derived from funds provided by operating activities and a return of capital of $135,558 in 2001. Additionally, the Partnership distributed sales proceeds totaling $18,123,821 in 2003, $7,399,759 in 2002 and $4,537,000 in 2001.


Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.

                                       2003           2002            2001           2000           1999

Parking lot revenue (1)            $  759,319     $1,513,021      $1,498,200     $1,840,975     $2,635,111
Interest income                        14,882         15,578          41,514         99,133         64,155
Gain (loss) on properties, net (2)  6,066,565      4,455,040       1,805,024        767,622     (4,158,225)

Net earnings (loss)                 5,693,665      5,588,228       2,929,580      2,345,661     (1,752,340)
Net earnings (loss) per Unit             2.98           2.91            1.52           1.21           (.97)

Total assets                        1,366,187     14,631,475      17,861,515     20,824,038     30,267,124

Partners' capital                   1,287,105     14,417,201      17,493,260     20,516,100     29,784,986

Cash distributions
    paid per Unit:
      Operations                          .36            .65             .66           1.01           1.27
      Return of capital                  8.63           1.55             .07            .03            -
      Sales proceeds                      .86           2.33            2.38           5.02            -

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

                         REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Liquidity and Capital Resources

        The Fund has now disposed of fourteen of its fifteen original Properties and only rehabilitation expenditures and repairs to the existing Property are expected in the future to prepare the asset for sale.

      At December 31, 2003, the Partnership had a working capital position that included cash and cash equivalents of $551,224 and accounts payable of $79,082. Cash and cash equivalents decreased $136,178 during 2003. This decrease represents the net effect of $563,720 in cash provided by operating activities, $699,940 in cash distributions to investors, $18,123,863 in proceeds from sales of properties, and distributions of sales proceeds totaling $18,123,821. It is anticipated that remaining cash and cash equivalents will be sufficient to satisfy the Partnership's liquidity requirements.

Results of Operations

         In accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the statements of operations present income from continuing operations and from discontinued operations. Discontinued operations include the operating results of properties sold in 2003 and 2002. The prior year amounts for these properties have been reclassified to discontinued operations as required by SFAS No. 144. The following discussion and analysis of the results of operations conforms to this presentation in the statements of operations.

      Parking lot revenue includes base and percentage rents earned pursuant to the lease agreements with the Advisor, and the net operating revenue of properties operated pursuant to management contracts. At December 31, 2003, the Partnership leased the remaining Kansas City property to the Advisor on a month-to-month basis for a rent of $9,167. Additionally, the Partnership is responsible for the real estate taxes.

Sale of Properties

      During 2003, the Partnership sold five properties for $19,200,000. The Partnership's investment in the properties was $12,057,300, net of accumulated depreciation of $968,500 and impairment losses totaling $4,409,624. The gain from the sales totaled $6,066,565, net of expenses of $1,076,135.

      During 2002, the Partnership sold two properties for $8,275,000. The Partnership's investment in the properties was $2,965,469. The gain from the sales totaled $4,455,040, net of expenses of $854,491.

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

                         REALTY PARKING PROPERTIES L.P.


Item 7.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations (continued)

Continuing Operations

      Parking lot revenue for 2003 and 2002 is included in discontinued operations, in accordance with SFAS No. 144. Parking lot revenue for 2001 totaled $116,223, representing income related to the four properties that were sold during 2001.

      Expenses in 2003 totaled $133,806, reflecting a decrease of $10,760 from 2002. The decrease was primarily the result of lower administrative expenses as a result of property sales, offset by higher professional fees incurred in examining sale possibilities.

      Expenses in 2002 totaled $144,566, reflecting a decrease of $20,804 from 2001. The decrease was primarily the result of higher administrative expenses incurred in examining sale possibilities during 2002, offset by nonrecurring professional fees incurred in 2001. In addition, parking lot rental expenses (including management fees and real estate taxes) are included in discontinued operations in 2002.

Discontinued Operations

      Discontinued operations reflect parking revenue from the Partnership's remaining property in Kansas City (classified as held for sale at December 31, 2003) and properties which were sold in 2003 and 2002, net of expenses that can be directly attributed to the properties and impairment losses and gains on the sales of the properties discussed above.
      Parking lot revenue for 2003, 2002 and 2001 totaled $759,319, $1,513,021 and $1,381,977, respectively. Parking lot revenue decreased during 2003 by $753,702 from 2002. The decrease in 2003 was primarily the result of higher percentage rents earned during 2002, net of a decrease in rental income earned at the properties that were sold during 2003 and 2002. Parking lot revenue increased during 2002 by $131,044 over 2001. The 2002 increase was primarily the result of higher percentage rents earned during 2002, net of a decrease in rental income earned at the properties that were sold during 2002.

      Expenses for 2003, 2002 and 2001 totaled $106,795, $250,845 and $249,788, respectively. Expenses decreased during 2003 by $144,050 from 2002. The decrease was the direct result of property sales in 2003 and 2002.

      During 2003, the Partnership recorded an impairment loss of $906,500 to reflect the estimated fair value of the Kansas City property, less estimated selling costs, based on negotiations with prospective purchasers.

Outlook

      The Partnership is actively marketing the Kansas City property for sale and will pursue all viable strategies to complete a sale within one year.

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


Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      None.


Item 8.  Financial Statements and Supplementary Data

      Index to Financial Statements:
                                                        Pages(s)
                                                   Herein    Annual Report

      Independent Auditors' Report                   14             4
      Balance Sheets                                                5
      Statements of Operations                                      6
      Statements of Partners' Capital                               7
      Statements of Cash Flows                                      8
      Notes to Financial Statements                              9-15
      Financial Statement Schedule
         Schedule III - Real Estate and
         Accumulated Depreciation                    13


      All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.


Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

      None.

                         REALTY PARKING PROPERTIES L.P.


                                    PART III

Item 9a.  Controls and Procedures

      An evaluation was performed under the supervision of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness as of December 31, 2003 of the design and operation of disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the design and operation of these disclosure controls and procedures were effective. No changes in the Partnership's internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 10.  Directors and Executive Officers of the Registrant

      The General Partner of the Partnership is Realty Parking Company, Inc. The Partnership's principal executive office is located at 300 East Lombard Street - Suite 1200, Baltimore, Maryland 21202, telephone (410) 727-4083. The General Partner had primary responsibility for the selection and negotiation of terms concerning the acquisition of the properties' sites, selecting a manager for the interim investments, and the structure of the offering and the Partnership. The General Partner is responsible for overseeing the performance of those who contract with the Partnership, as well as making decisions with respect to the financing, sale and liquidation of the Partnership's assets. It also provides all reports to, and communications with, investors and others, all distributions and allocations to investors, the administration of the Partnership's business and all filings with the Securities and Exchange Commission and other federal or state regulatory authorities. The Partnership Agreement provides for the removal of the General Partner and the election of a successor or additional general partner by investors holding a majority of the Units.

      The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 55, has been a Director and President of the General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 51, has been a Director and Vice President of the General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 57, has been the Secretary of the General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 47, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1989. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore, in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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

      For the three years ending December 31, 2003, the Advisor held 43,011 assignee limited partnership interests (an approximate 2% investment in the Partnership).

      There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change of control of the registrant.

      No securities of the Partnership are authorized for issuance under equity compensation plans at December 31, 2003.


Item 13.   Certain Relationships and Related Transactions

      The General Partner and its affiliates have and are permitted to engage in transactions with the Partnership. For a summarization of fees paid during 2003, 2002 and 2001, and to be paid to the General Partner and its affiliates at December 31, 2003, see Note 6, "Related Party Transactions," in Item 8, Financial Statements, herein.


Item 14.  Principal Accountant Fees and Services

       KPMG LLP served as the Partnership's independent auditors for the last fiscal year. For services rendered during or in connection with our fiscal years 2003 and 2002, as applicable, KPMG LLP billed the following fees:

                                 2002                      2003
 Audit Fees                   $ 18,000                  $ 13,000

 Audit-Related Fees           $      0                  $      0

 Tax Fees                     $  5,000                  $  5,300
 All Other Fees               $      0                  $      0

       The Board of Directors of the General Partner has the sole authority to pre-approve any engagement of the independent auditors to provide audit or non-audit services and pre-approved all of the services provided by KPMG LLP in 2003.

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

               (13)   Annual Report for 2003.

               (31.1) Certification of Principal Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

               (31.2) Certification of Principal Financial Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

               (32) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K: None.

                          INDEPENDENT AUDITORS' REPORT




The Partners
Realty Parking Properties L.P.:


Under date of January 23, 2004, we reported on the balance sheets of Realty Parking Properties L.P. as of December 31, 2003 and 2002 and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Annual Report on Form 10-K for 2003. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                           /s/   KPMG LLP


Baltimore, Maryland
January 23, 2004

                         REALTY PARKING PROPERTIES L.P.

             SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2003


-----------------------------------------------------------------------------------------------------------------------------------


   COLUMN A               COLUMN C             COLUMN D                     COLUMN E            COL F     COL H         COL I
                                           COST CAPITALIZED               GROSS AMOUNT                                 LIFE ON
                                              SUBSEQUENT                AT WHICH CARRIED                                WHICH
                      INITIAL COST TO       TO ACQUISITION             AT CLOSE OF PERIOD       ACCUM                DEPRECIATION
                      THE PARTNERSHIP      LAND      BUILDING      LAND &    BLDNG &            DEPREC     DATE     IN LATEST I/S
  DESCRIPTION        LAND     BUILDING   IMPRVMNTS  IMPRVMNTS    IMPRVMNTS  IMPRVMNTS   TOTAL   ("A/D")    ACQD       IS COMPUTED
----------------- --------------------- ----------------------- ------------------------------ --------- --------  ----------------

KANSAS CITY, MO
400-car garage on
approximately
35,650 sq-ft lot  1,151,154   625,447     27,726    (625,447)    1,178,880      -    1,178,880  385,797    1990       SEE NOTE 5
================= ===================== ======================= =============================== ======== ========  ================

-----------------------------------------------------------------------------------------------------------------


(1)                                      2003                           2002                       2001
                              REAL ESTATE       A/D          REAL ESTATE      A/D       REAL ESTATE        A/D
                              ------------------------     -------------------------   -------------------------

BALANCE AT BEGIN. OF PERIOD   $ 15,111,179   1,336,337     $ 18,076,648    1,220,553   $ 20,858,926    1,152,212
ADDITIONS                             -         17,960             -         115,784           -         118,649
REAL ESTATE SOLD               (13,025,799)   (968,500)      (2,965,469)        -        (4,832,957)     (50,308)
IMPAIRMENT LOSSES                 (906,500)       -                -            -         2,050,679         -
                              -------------------------    -------------------------   --------------------------
BALANCE AT CLOSE OF PERIOD    $  1,178,880     385,797     $ 15,111,179    1,336,337   $ 18,076,648    1,220,553
============================= =========================    =========================   ==========================


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $2,085,380 AT DECEMBER 31,2003

(3) COSTS CAPITALIZED ARE OFFSET BY AN IMPAIRMENT LOSS OF $906,500.

(4) SEE NOTE 3 OF THE NOTES TO FINANCIAL STATEMENTS FOR INFORMATION REGARDING THE PARTNERSHIP'S INVESTMENT IN REAL ESTATE - PROPERTY HELD FOR SALE.

(5) THERE ARE NO ENCUMBRANCES ON THE REAL ESTATE SET FORTH ABOVE.

(6) LAND IMPROVEMENTS ARE DEPRECIATED OVER 15 YEARS STRAIGHT LINE

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

    BUILDING AND IMPROVEMENTS IN SERVICE AFTER JANUARY 1, 1994 ARE DEPRECIATED
        OVER 39 YEARS STRAIGHT LINE

                                                                  Exhibit 31.1

                         REALTY PARKING PROPERTIES L.P.


                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John M. Prugh, certify that:

1. I have reviewed this annual report on Form 10-K of Realty Parking Properties L.P.;

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



Date:  3/29/04                       By:      /s/   John M. Prugh
                                        John M. Prugh
                                        Chief Executive Officer
                                        Realty Parking Company, Inc.
                                        General Partner

                                                                  Exhibit 31.2

                         REALTY PARKING PROPERTIES L.P.


                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Timothy M. Gisriel, certify that:

1. I have reviewed this annual report on Form 10-K of Realty Parking Properties L.P.;

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



Date:   3/29/04                       By:      /s/   Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Chief Financial Officer
                                         Realty Parking Company, Inc.
                                         General Partner

                                                                  Exhibit 32


                         REALTY PARKING PROPERTIES L.P.


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Realty Parking Properties L.P.'s (the "Partnership") Annual Report on Form 10-K for the period ending December 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)      The Report fully complies with the requirements of
                 section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.





Date:  3/29/04                       By:      /s/  John M. Prugh
                                        John M. Prugh
                                        Chief Executive Officer
                                        Realty Parking Company, Inc.
                                        General Partner




Date:  3/29/04                       By:      /s/   Timothy M. Gisriel
                                        Timothy M. Gisriel
                                        Chief Financial Officer
                                        Realty Parking Company, Inc.
                                        General Partner

                         REALTY PARKING PROPERTIES L.P.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  REALTY PARKING PROPERTIES L. P.




DATE:  3/29/04                    BY:      /s/  John M. Prugh
                                      John M. Prugh
                                      President and Director
                                      Realty Parking Company, Inc.
                                      General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.



DATE:   3/29/04                   BY:      /s/  John M. Prugh
                                      John M. Prugh
                                      President and Director
                                      Realty Parking Company, Inc.
                                      General Partner


DATE:   3/29/04                   BY:      /s/  Peter E. Bancroft
                                       Peter E. Bancroft
                                       Vice President and Director
                                       Realty Parking Company, Inc.
                                       General Partner


DATE:   3/29/04                   BY:      /s/  Terry F. Hall
                                       Terry F. Hall
                                       Secretary
                                       Realty Parking Company, Inc.
                                       General Partner


DATE:   3/29/04                   BY:      /s/  Timothy M. Gisriel
                                       Timothy M. Gisriel
                                       Treasurer
                                       Realty Parking Company, Inc.
                                       General Partner