Form 10-Q
period 2004-03-31
REALTY PARKING PROPERTIES LP
filed 2004-05-17
CIK 841127

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

               For the quarterly period ended March 31, 2004

       { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to _____


      For Quarter Ended March 31, 2004 Commission file number 0-17616

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

                Yes                           No   X___

                         REALTY PARKING PROPERTIES L.P.



                                      INDEX



                                                                 Page No.
Part I.    Financial Information

    Item 1.   Financial Statements

                 Balance Sheets                                         1
                 Statements of Operations                               2
                 Statements of Partners' Capital                        3
                 Statements of Cash Flows                               4
                 Notes to Financial Statements                         5-6

    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   7-8

    Item 3.   Quantitative and Qualitative Disclosures
                 About Market Risk                                      8

    Item 4.   Controls and procedures                                   8


Part II.      Other Information

    Item 1. through Item 6.                                            9-12

     Signatures                                                         13

                         REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets

                                                           March 31,
                                                             2004             December 31,
                                                          (Unaudited)             2003
                                                    --------------------  -------------------
Assets
  Property held for sale                            $           793,083   $          793,083
  Cash and cash equivalents                                     523,899              551,224
  Other assets                                                   20,038               21,880
                                                    --------------------  -------------------

                                                    $         1,337,020   $        1,366,187
                                                    ====================  ===================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses           $            37,489   $           52,124
    Due to affiliate                                             22,539               26,958
                                                    --------------------  -------------------
                                                                 60,028               79,082
                                                    --------------------  -------------------

  Partners' Capital
    General Partner                                                (202)                   -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding                       1,277,094            1,287,005
    Subordinated Limited Partner                                    100                  100
                                                    --------------------  -------------------
                                                              1,276,992            1,287,105
                                                    --------------------  -------------------

                                                    $         1,337,020   $        1,366,187
                                                    ====================  ===================






                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)

                                                                Three Months Ended
                                                          March 31,            March 31,
                                                             2004                 2003
                                                    -----------------------------------------
Revenues
   Interest income                                  $               785   $            2,072
                                                    --------------------  -------------------
Expenses
   Administrative, including amounts
     to related party                                            20,346               39,210
   Professional fees                                              6,500                6,500
                                                    --------------------  -------------------
                                                                 26,846               45,710
                                                    --------------------  -------------------

Loss from continuing operations                                 (26,061)             (43,638)

Discontinued operations                                          15,948              229,395
                                                    --------------------  -------------------

Net earnings (loss)                                 $           (10,113)  $          185,757
                                                    ====================  ===================

Net earnings (loss) per unit of assignee
  and limited partnership interest-basic
    Continuing operations                           $             (0.01)   $           (0.02)
    Discontinued operations                                           -                 0.12
                                                    --------------------  -------------------

    Total                                            $            (0.01)   $            0.10
                                                    ====================  ===================




                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                               Assignee
                                              and Limited         Subordinated
                                              Partnership           Limited                General
                                               Interests            Partner                Partner               Total
                                         -----------------------------------------------------------------------------------

Balance at December 31, 2003             $       1,287,005   $              100    $                 -   $        1,287,105

Net earnings (loss)                                 (9,911)                   -                   (202)             (10,113)
                                         ------------------  -------------------   --------------------  -------------------

Balance at March 31, 2004                $       1,277,094   $              100    $              (202)  $        1,276,992
                                         ==================  ===================   ====================  ===================



Balance at December 31, 2002             $      14,417,101   $              100    $                 -   $       14,417,201

Net earnings                                       182,042                    -                  3,715              185,757

Distribution to partners-operations               (266,206)                   -                 (5,433)            (271,639)
                                         ------------------  -------------------   --------------------  -------------------

Balance at March 31, 2003                $      14,332,937   $              100    $            (1,718)  $       14,331,319
                                         ==================  ===================   ====================  ===================





                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended
                                                                 March 31,            March 31,
                                                                   2004                 2003
                                                            --------------------------------------
Cash flows from operating activities
  Net earnings (loss)                                     $           (10,113)  $          185,757
  Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities
      Depreciation                                                          -                8,980
      Changes in assets and liabilities
         Decrease (increase) in other assets                            1,842               (3,769)
         Decrease in accounts payable and
             accrued expenses                                         (14,635)              (9,371)
         Decrease in due to affiliate                                  (4,419)              (1,766)
                                                          --------------------  -------------------
Net cash provided by (used in) operating activities                   (27,325)             179,831
                                                          --------------------  -------------------

Cash flows from financing activities -
   distribution to partners                                                 -             (271,639)
                                                          --------------------  -------------------

Net decrease in cash and cash equivalents                             (27,325)             (91,808)
Cash and cash equivalents
    Beginning of period                                               551,224              687,402
                                                          --------------------  -------------------

    End of period                                         $           523,899   $          595,594
                                                          ====================  ===================



                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)


Note 1 - The Partnership and Basis of Preparation

The accompanying financial statements of Realty Parking Properties L.P. (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2003 Annual Report.


Note 2 - Cash and Cash Equivalents

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and money market accounts and are stated at cost, which approximated market value at March 31, 2004 and December 31, 2003.


Note 3 - Property Held for Sale and Discontinued Operations

At March 31, 2004 and December 31, 2003, the Partnership classified its remaining property in Kansas City as held for sale in the balance sheet, as noted below. In accordance with the provisions of SFAS No. 144, the results of operations of this property and the five properties sold during 2003 are reported in discontinued operations. Income from discontinued operations is summarized as follows:

[OBJECT OMITTED]

The Partnership's Kansas City property is subject to a contract of sale. The prospective buyer is in its due diligence period and there is no assurance that the contract will result in a sale. The Partnership's investment in the property is $793,083, net of depreciation of $385,796 and an impairment loss of $906,500, recorded in 2003 to reflect the fair value of the property less estimated expenses associated with the sale.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)


Note 4 - Related Party Transactions

The General Partner earned property management fees of $612 and $4,511 (1% of the gross revenues of the properties and other sources of income) during the three months ended March 31, 2004 and 2003, respectively (which were recorded in discontinued operations). The General Partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $22,539 and $24,070 for the three months ended March 31, 2004 and 2003, respectively.


Note 5 - Net Earnings(Loss) Per Unit of Assignee and
                Limited Partnership Interest

Net earnings (loss) per unit of assignee and limited partnership interest is disclosed on the statements of operations and is based upon 1,909,127 units outstanding.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         At March 31, 2004, the Partnership had a working capital position that included cash and cash equivalents of $523,899, and accounts payable and accrued expenses of $60,028. Cash and cash equivalents decreased $27,325 during the first quarter of 2004, as a result of operating activities.

         The Partnership has suspended distributions pending the sale of its final property in Kansas City. A final liquidating distribution will be made upon completion of its sale.


Results of Operations

         In accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the statements of operations present income from continuing operations and from discontinued operations. Discontinued operations include the operating results of the Kansas City property held for sale at March 31, 2004, and the five properties sold in 2003. The prior year amounts for these properties have been reclassified to discontinued operations as required by SFAS No. 144. The following discussion and analysis of the results of operations conforms to this presentation in the statements of operations.


Continuing Operations

         Continuing operations includes interest earned on cash and cash equivalents and administrative expenses and professional fees not directly identifiable with a specific property sold or held for sale.

         Expenses incurred during the three months ended March 31, 2004 totaled $26,846 reflecting a decrease of $18,864 from the same period in 2003. The decrease is the result of lower administrative expenses, as a result of the five property sales in 2003.


Discontinued Operations

         Discontinued operations reflect parking revenue from the Partnership's property in Kansas City property held for sale at March 31, 2004 and the five properties sold in 2003.

         Parking lot revenue of $27,500 was earned during the three months ended March 31, 2004, reflecting a decrease of $236,886 from the same period in 2003. The decrease is the result of the five property sales in 2003.

         Expenses incurred during the three months ended March 31, 2004 totaled $11,552 reflecting a decrease of $23,439 from the same period in 2003. The decrease is the result of the five property sales in 2003.

         The Partnership's Kansas City property is subject to a contract of sale. The prospective buyer is in its due diligence period and there is no assurance that the contract will result in a sale. The Partnership's investment in the property is $793,083, net of depreciation of $385,796 and an impairment loss of $906,500, recorded in 2003 to reflect the fair value of the property less estimated expenses associated with the sale.

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



                         PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk
                Inapplicable

Item 4.     Controls and Procedures

          An evaluation was performed under the supervision of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness as of March 31, 2004 of the design and operation of disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the design and operation of these disclosure controls and procedures were effective. No changes in the Partnership's internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                         REALTY PARKING PROPERTIES L.P.


                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings
                Inapplicable

Item 2.     Changes in Securities, Use of Proceeds and Issuer
                Purchaser of Equity Securities
                Inapplicable

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



     Date:    5/11/04                      By:      /s/   John M. Prugh
                                                John M. Prugh
                                                Chief Executive Officer
                                                Realty Parking Company, Inc.
                                                General Partner

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



     Date:     5/11/04                 By:      /s/   Timothy M. Gisriel
                                           Timothy M. Gisriel
                                           Chief Financial Officer
                                           Realty Parking Company, Inc.
                                           General Partner

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






Date:    5/11/04                             By:      /s/  John M. Prugh
                                                  John M. Prugh
                                                  Chief Executive Officer
                                                  Realty Parking Company, Inc.
                                                  General Partner




Date:    5/11/04                             By:      /s/   Timothy M. Gisriel
                                                  Timothy M. Gisriel
                                                  Chief Financial Officer
                                                  Realty Parking Company, Inc.
                                                  General Partner

                         REALTY PARKING PROPERTIES L.P.




                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    REALTY PARKING PROPERTIES L.P.




DATE:       5/11/04                 By:     /s/  John M. Prugh
                                       John M. Prugh
                                       President and Director
                                       Realty Parking Company, Inc.
                                       General Partner



DATE:       5/11/04                 By:      /s/  Timothy M. Gisriel
                                       Timothy M. Gisriel
                                       Treasurer
                                       Realty Parking Company, Inc.
                                       General Partner