Form 10-Q
period 2004-06-30
REALTY PARKING PROPERTIES LP
filed 2004-08-09
CIK 841127

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934


                               (Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

{   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from to _____


     For Quarter Ended June 30, 2004 Commission file number 0-17616

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

                         REALTY PARKING PROPERTIES L.P.
                                 Balance Sheets

                                                   June 30,
                                                     2004             December 31,
                                                  (Unaudited)             2003
                                            --------------------  -------------------
Assets
  Property held for sale                    $           743,083   $          793,083
  Cash and cash equivalents                             505,947              551,224
  Other assets                                           12,098               21,880
                                            --------------------  -------------------

                                            $         1,261,128   $        1,366,187
                                            ====================  ===================

Liabilities and Partners' Capital
  Liabilities
    Accounts payable and accrued expenses   $            16,111   $           52,124
    Due to affiliate                                     17,958               26,958
                                            --------------------  -------------------
                                                         34,069               79,082
                                            --------------------  -------------------

  Partners' Capital
    General Partner                                      (1,201)                   -
    Assignee and Limited Partnership
      Interests - $25 stated value per
      unit, 1,909,127 units outstanding               1,228,160            1,287,005
    Subordinated Limited Partner                            100                  100
                                            --------------------  -------------------
                                                      1,227,059            1,287,105
                                            --------------------  -------------------

                                            $         1,261,128   $        1,366,187
                                            ====================  ===================




                 See accompanying notes to financial statements

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Operations
                                   (Unaudited)


                                               Three Months Ended                  Six Months Ended
                                            June 30,       June 30,            June 30,       June 30,
                                              2004           2003                2004           2003
                                         ----------------------------       ----------------------------
Revenues
   Interest income                       $        283   $      8,305        $     1,067   $      10,377
                                         -------------  -------------       ------------  --------------

Expenses
   Administrative, including amounts
     to related party                          15,315         22,565             35,660          61,776
   Professional fees                              800          6,000              7,300          12,500
                                         -------------  -------------       ------------  --------------
                                               16,115         28,565             42,960          74,276
                                         -------------  -------------       ------------  --------------

Loss from continuing operations               (15,832)       (20,260)           (41,893)        (63,899)

Discontinued operations                       (34,101)     4,014,270            (18,153)      4,243,666
                                         -------------  -------------       ------------  --------------
Net earnings (loss)                      $    (49,933)  $  3,994,010        $   (60,046)  $   4,179,767
                                         =============  =============       ============  ==============

Net earnings (loss) per unit of assignee
  and limited partnership interest-basic
    Continuing operations                $      (0.01)   $     (0.01)       $     (0.02)   $      (0.03)
    Discontinued operations                     (0.02)          2.10              (0.01)           2.22
                                         -------------  -------------       ------------  -------------
    Total                                 $     (0.03)   $      2.09         $    (0.03)   $       2.19
                                         =============  =============       ============  ==============




                 See accompanying notes to financial statements
                                        2

                         REALTY PARKING PROPERTIES L.P.
                         Statements of Partners' Capital
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                            Assignee
                                           and Limited   Subordinated
                                           Partnership     Limited         General
                                            Interests      Partner         Partner          Total
                                         --------------------------------------------------------------

Balance at December 31, 2003             $   1,287,005   $       100    $           -   $    1,287,105

Net loss                                       (58,845)            -           (1,201)         (60,046)
                                         --------------  ------------   --------------  ---------------

Balance at June 30, 2004                 $   1,228,160   $       100    $      (1,201)  $    1,227,059
                                         ==============  ============   ==============  ===============



Balance at December 31, 2002             $  14,417,101   $       100    $           -   $   14,417,201

Net earnings                                 4,170,439             -            9,328        4,179,767

Distributions to partners
    Operations                                (457,038)            -           (9,328)        (466,366)
    Sales proceeds                          (6,441,554)            -                -       (6,441,554)
                                         --------------  ------------   --------------  ---------------

Balance at June 30, 2003                 $  11,688,948   $       100    $           -   $   11,689,048
                                         ==============  ============   ==============  ===============





                 See accompanying notes to financial statements
                                        3

                         REALTY PARKING PROPERTIES L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                         Six Months Ended
                                                                  June 30,             June 30,
                                                                    2004                 2003
                                                              --------------------------------------
Cash flows from operating activities
  Net earnings (loss)                                      $           (60,046)  $        4,179,767
  Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities
      Gain on properties, net                                                -           (3,769,433)
      Impairment loss                                                   50,000                    -
      Depreciation                                                           -               17,960
      Changes in assets and liabilities
         Decrease in accounts receivable
             and real estate taxes payable, net                              -               35,781
         Decrease in other assets                                        9,782                    -
         Decrease in accounts payable and
             accrued expenses                                          (36,013)              (4,310)
         Increase (decrease) in due to affiliate                        (9,000)             348,457
                                                           --------------------  -------------------
Net cash provided by (used in) operating activities                    (45,277)             808,222
                                                           --------------------  -------------------

Cash flows from investing activities -
   proceeds from sales of properties, net                                    -            6,441,554
                                                           --------------------  -------------------

Cash flows from financing activities -
   distributions to partners                                                 -           (6,907,920)
                                                           --------------------  -------------------

Net increase (decrease) in cash and cash equivalents                   (45,277)             341,856
Cash and cash equivalents
    Beginning of period                                                551,224              687,402
                                                           --------------------  -------------------

    End of period                                          $           505,947   $        1,029,258
                                                           ====================  ===================





                 See accompanying notes to financial statements
                                       4

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)


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


Note 2 - Cash and Cash Equivalents

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and money market accounts and are stated at cost, which approximated market value at June 30, 2004 and December 31, 2003.


Note 3 - Property Held for Sale and Discontinued Operations

At June 30, 2004 and December 31, 2003, the Partnership classified its remaining property in Kansas City as held for sale in the balance sheet, as noted below. In accordance with the provisions of SFAS No. 144, the results of operations of this property and the five properties sold during 2003 are reported in discontinued operations. Income from discontinued operations is summarized as follows:

                          Three Months Ended               Six Months Ended
                         June 30,     June 30,          June 30,      June 30,
                           2004         2003              2004          2003
                      -----------  -------------     ------------  -------------

Revenues              $   27,500   $    278,637      $    55,000   $    543,024
Expenses                 (11,601)       (33,800)         (23,153)       (68,791)
Impairment loss          (50,000)             -          (50,000)             -
Gain on sales of
  properties, net              -      3,769,433                -      3,769,433
                      -----------  -------------     ------------  -------------
                      $  (34,101)  $  4,014,270      $   (18,153)  $  4,243,666
                      ===========  =============     ============  =============


The Partnership's Kansas City property is subject to a contract of sale. The prospective buyer has completed its due diligence and $50,000 of non refundable earnest money is being held by the escrow agent. The closing should occur during the third quarter of 2004, however, there is no assurance that the contract will result in a sale. The Partnership's investment in the property is $743,083, net of accumulated depreciation of $385,796 and impairment losses totaling $956,500 ($906,500 recorded in the second half of 2003 and $50,000 recorded in the second quarter of 2004). The impairment losses were recorded to reflect the fair value of the property less estimated expenses associated with the sale under the terms of the contract at that time.

                         REALTY PARKING PROPERTIES L.P.

                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)


Note 3 - Property Held for Sale and Discontinued Operations (continued)

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


Note 4 - Related Party Transactions

The General Partner earned property management fees of $661 and $3,320 (1% of the gross revenues of the properties and other sources of income) during the three months ended June 30, 2004 and 2003, respectively, and $1,273 and $7,831 during the six months ended June 30, 2004 and 2003, respectively (which were recorded in discontinued operations). The General Partner was reimbursed for certain costs incurred relating to administrative and professional services of the Partnership totaling $17,297 and $28,799 for the three months ended June 30, 2004 and 2003, respectively, and $39,836 and $52,869 for the six months ended June 30, 2004 and 2003, respectively.

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


Note 5 - Net Earnings (Loss) Per Unit of Assignee and Limited Partnership
         Interest

Net earnings (loss) per unit of assignee and limited partnership interest is disclosed on the statements of operations and is based upon 1,909,127 units outstanding.

                         REALTY PARKING PROPERTIES L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         At June 30, 2004, the Partnership had a working capital position that included cash of $505,947, and accounts payable and accrued expenses of $34,069. Cash and cash equivalents decreased $17,952 during the second quarter of 2004, as a result of operating activities.

         The Partnership has suspended distributions pending the sale of its final property in Kansas City. A final liquidating distribution will be made upon completion of its sale.

Results of Operations

         In accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the statements of operations present income from continuing operations and from discontinued operations. Discontinued operations include the operating results of the Kansas City property held for sale at June 30, 2004, and the five properties sold in 2003. The prior year amounts for these properties have been reclassified to discontinued operations as required by SFAS No. 144. The following discussion and analysis of the results of operations conforms to this presentation in the statements of operations.

Continuing Operations

         Continuing operations includes interest earned on cash and cash equivalents and administrative expenses and professional fees not directly identifiable with a specific property sold or held for sale.

         Expenses incurred during the three and six months ended June 30, 2004 totaled $16,115 and $42,960 reflecting decreases of $12,450 and $31,316 from the same periods in 2003, respectively. The decreases are the result of lower administrative expenses, as a result of the five property sales in 2003.

Discontinued Operations

         Discontinued operations reflect parking revenue from the Partnership's Kansas City property held for sale at June 30, 2004 and the five properties sold in 2003.

         Parking lot revenue of $27,500 and $55,000 was earned during the three and six months ended June 30, 2004, reflecting decreases of $251,137 and $488,024 from the same periods in 2003, respectively. The decreases are the result of the five property sales in 2003.

         Expenses incurred during the three and six months ended June 30, 2004 totaled $11,601 and $23,153 reflecting decreases of $22,199 and $45,638 from the same periods in 2003, respectively. The decreases are the result of the five property sales in 2003.

         The Partnership's Kansas City property is subject to a contract of sale. The prospective buyer has completed its due diligence and $50,000 of non refundable earnest money is being held by the escrow agent. The closing should occur during the third quarter of 2004, however, there is no assurance that the contract will result in a sale. The Partnership's investment in the property is $743,083, net of accumulated depreciation of $385,796 and impairment losses totaling $956,500 ($906,500 recorded in the second half of 2003 and $50,000 recorded in the second quarter of 2004). The impairment losses were recorded to reflect the fair value of the property less estimated expenses associated with the sale under the terms of the contract at that time.

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



PART I.   FINANCIAL INFORMATION

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
                Inapplicable

Item 4.     Controls and Procedures

          An evaluation was performed under the supervision of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness as of June 30, 2004 of the design and operation of disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the design and operation of these disclosure controls and procedures were effective. No changes in the Partnership's internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                         REALTY PARKING PROPERTIES L.P.


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings
                Inapplicable

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
                Inapplicable

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



  Date: 08/06/04                     By:      /s/   John M. Prugh
                                        John M. Prugh
                                        Chief Executive Officer
                                        Realty Parking Company, Inc.
                                        General Partner

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



  Date:        08/06/04                 By:      /s/   Timothy M. Gisriel
                                           Timothy M. Gisriel
                                           Chief Financial Officer
                                           Realty Parking Company, Inc.
                                           General Partner

                                                            Exhibit 32


                         REALTY PARKING PROPERTIES L.P.

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Realty Parking Properties L.P.'s (the "Partnership") Quarterly Report on Form 10-Q for the period ending June 30, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1)      The Report fully complies with the requirements of
               section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.






Date:    08/06/04                      By:      /s/  John M. Prugh
                                           John M. Prugh
                                           Chief Executive Officer
                                           Realty Parking Company, Inc.
                                           General Partner




Date:    08/06/04                      By:      /s/   Timothy M. Gisriel
                                           Timothy M. Gisriel
                                           Chief Financial Officer
                                           Realty Parking Company, Inc.
                                           General Partner

                         REALTY PARKING PROPERTIES L.P.




                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         REALTY PARKING PROPERTIES L.P.




DATE:       08/06/04                     By:      /s/  John M. Prugh
                                              John M. Prugh
                                              President and Director
                                              Realty Parking Company, Inc.
                                              General Partner



DATE:       08/06/04                     By:      /s/  Timothy M. Gisriel
                                              Timothy M. Gisriel
                                              Treasurer
                                              Realty Parking Company, Inc.
                                              General Partner